Form 10QSB
period 2006-06-30
SPLINTERNET HOLDINGS INC
filed 2006-09-21
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 333-134658

SPLINTERNET HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-393-8509
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

535 Connecticut Avenue, 2nd floor, Norwalk, CT 06854
(Address of Principal Executive Offices)

Issuer’s Telephone Number, Including Area Code: (203) 354-9164

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: As of September 12, 2006, the Issuer had 53,500,500 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPLINTERNET HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005

Condensed consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2006 and 2005

Condensed consolidated Statements of Cash Flows (Unaudited) for six months ended June 30, 2006 and 2005

Notes to the Condensed consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash	$2,759,998	$2,199,602
Accounts receivable, net	22,491	1,639
Prepaid expenses	1,491	3,743
Current Assets	2,783,980	2,204,984

Property and equipment, net	15,537	1,550

Security deposits	17,544	—
Total assets	$2,817,061	$2,206,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$12,766	$—
Customer Prepayments	200	—
Total liabilities	$12,966	$—

Stockholders' equity:
Capital stock:
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,500,500 shares and 51,675,500 issued and outstanding	53,500	51,675
Additional paid-in capital	3,113,356	2,317,615

Accumulated deficit	(362,761)	(162,756)
Total stockholders' equity	2,804,095	2,206,534
Total liabilities and stockholders' equity	$2,817,061	$2,206,534

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005

Revenues
Product sales	$0	$67,556
Service revenue	27,918	44,136
	27,918	111,692

Cost of sales	—	4,600
Gross profit	27,918	107,092

Selling, general and administrative expenses	164,558	43,303

Interest income	31,864	0
Net income (loss)	$(104,776)	$63,789

Net income/(loss) per share:
Basic:	$(0.0)	$0.00
Diluted:	$(0.0)	$0.00

Weighted average common stock outstanding:
Basic	53,500,500	44,785,500
Diluted	53,500,500	44,785,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Revenues
Product sales	$—	$102,556
Service revenue	36,624	117,781
	36,624	220,337

Cost of sales	—	32,100
Gross profit	36,624	188,237

Selling, general and administrative expenses	280,884	64,550

Interest income	44,255	—
Net income (loss)	($200,005)	$123,687

Net income/(loss) per share:
Basic:	$(0.0)	$0.00
Diluted:	$(0.0)	$0.00

Weighted average common stock outstanding:
Basic	52,750,222	44,785,500
Diluted	52,750,222	44,785,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Cash flow from operating activities:
Net income/(loss)	($200,005)	$123,687
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	644
Change in assets and liabilities
(Increase) in accounts receivable	(20,852)
(Increase)/decrease in prepaid expense	2,252	(5,641)
(Increase) in security deposits	(17,544)
Increase/(decrease) in accounts payable and accrued liabilities	12,766	(5,000)
Increase in customer deposits	200
Net cash (used in) provided by operating activities	(222,539)	113,046

Cash flows from investing activities:
Purchase of property and equipment	(14,631)	(1,550)
Net cash used in investing activities	(14,631)	(1,550)

Cash flows from financing activities:
Net proceeds from the sale of common stock	797,566
Net cash provided by financing activities	797,566	0

Net increase in cash and cash equivalents	560,396	111,496
Cash and cash equivalents, beginning of period	2,199,602	16,837
Cash and cash equivalents, end of period	$2,759,998	$128,333

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On April 3, 2006, Splinternet Holdings, Inc. a Company incorporated in the State of Delaware on March 22, 2006 conducted a share for share exchange of securities with Splinternet Communications, Inc. (“Splinternet”) whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc. (“ the Company”). Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. Accordingly, all amounts of common stock and common stock warrants have been retroactively restated throughout these consolidated financial statements to give affect for this capital change.

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 2000. Splinternet is a developer of VOIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the internet as an alternative to the traditional Public Switched Telephone Network.

On November 3, 2005, the Company undertook a stock split for which every share of common stock was converted into approximately 9 shares of common stock outstanding in accordance with the approval of the Company's stockholders. The stock split affects all the Company's common stock outstanding immediately prior to the effective date of the stock split. Any fractional share resulting from the stock split was rounded up to a full share. The stock split increased the number of shares of the Company's common stock outstanding including shares issuable in connection with the exercise of warrants. Accordingly, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the 9.343 to 1 stock split.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending December 31, 2006 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

The Company follows the guidance of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company recognizes income when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, the Company only recognizes the portion of income due for services performed in the current reporting period. In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, the Company defers the revenue recognition until the end of that acceptance period.

The Company also purchases hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the six month period ended June 20, 2006 and 2005, respectively.

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of June 30, 2006, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three month period ended June 30, 2006 and six month period ended June 30, 2006 since the impact of the warrants would be antidilutive. At June 30, 2005, the Company did not have any potential common stock.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on the Company’s consolidated financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. COMMITMENT

The Company is obligated under a noncancelable operating lease for office space which commenced on March 15, 2006 and expires March 15, 2009 at an annual rent of $46,000.

4. MAJOR CUSTOMER

During the six months ended June 30, 2006, two customers accounted for 74% of sales. Multi Tech International accounted for 54% and Shady Grove for 20%, respectively.

5. TAXES

The Company has net operating loss carryforwards of approximately $363,000 available to offset taxable income through the year 2025.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $144,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $144,000 at June 30, 2006.

6. STOCKHOLDERS’ EQUITY

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in September 2007. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,600. During the six month period ended June 30, 2006 the Company sold the remainder of the offering (1,825,000 common shares) for an additional gross proceeds of $912,500 and received net proceeds of $798,000 after expenses of which approximately $87,000 was incurred during the three months ended June 30, 2006. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

This report contains “forward-looking statements”, which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably, and

•	our ability to sell both new and existing products and services at profitable yet competitive prices.

You should carefully consider these risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Splinternet Holdings, Inc. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Splinternet Holdings, Inc. (“we”, “us”, “our”, the “Company” or “Splinternet”) was incorporated in the State of Delaware on March 22, 2006. On April 3, 2006, Splinternet Holdings, Inc. conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc. Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. Accordingly, all amounts of common stock and common stock warrants have been retroactively restated throughout the consolidated financial statements to give affect for this capital change.

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 12, 2000. Splinternet is a developer of VOIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the internet as an alternative to the traditional Public Switched Telephone Network.

On November 3, 2005, and prior to the share for share exchange of securities with Splinternet Holdings, Inc., Splinternet Communications, Inc. undertook a stock split for which every share of common stock was converted into 9.343 shares of common stock outstanding in accordance with the approval of the Company’s stockholders. The stock split affected all the Splinternet Communications, Inc.’s common stock outstanding immediately prior to the effective date of the stock split. Any fractional share resulting from the stock split was rounded up to a full share. The stock split increased the number of shares of the Splinternet Communications, Inc.’s common stock outstanding including shares issuable in connection with the exercise of warrants. Accordingly, all amounts of common stock have been retroactively restated throughout the financial statements to give effect to the 9.343 to 1 stock split.

Since our inception, the Company has generated revenues by inviting prospects to sample prototype products and services and to give us in return feedback on the function and operation of those products and services. We would sometimes charge for those services, if appropriate in circumstances where the customer wanted to use more than we were willing to provide without charge. We are now at a point of significant change in our business development. We are ready to transition from casually selling our developing products and services to convenient customers into actively selling to targeted prospects.

Because of the efforts we have put into our infrastructure, we believe we can utilize the resulting system in a variety of ways, creating a variety of communication products and services and introduce those products and services into existing distribution channels operated by others. This would be expected to benefit the Company immediately. We will be able to increase sales by approaching companies with an existing distribution network of their own focused on a customer base which is ready for enhanced telecommunications services. We will also be able to create our own distribution for services.

We are presently developing new products and services and are also considering the acquisition of other companies operating in the VOIP market space under circumstances where there is a strategic, technology, and marketing fit or enhancement.

Results of Operations

REVENUES

Sales for the quarter ended June 30, 2006 were $27,918 which is a reduction from $111,692 in the quarter ended June 30, 2005. Sales for the six months ended June 30, 2006 were $36,624 which declined from $220,337 in the comparable period in 2005. A substantial portion of sales in the first six months of 2005 were sales to Contelca, a Costa Rican company which subsequently ceased operations in May of 2005. As a result, there have been no further sales to Contelca since then which was the primary cause for the decrease in sales in the first six months of 2006. The Company anticipates the return of a reorganized successor company to Contelca sometime in 2006. It remains to be seen whether this will occur or, if it does, whether sales from this customer will be at a greater or lesser rate than the original Contelca-related business. Regardless, we have other existing customers both for our hosting and other services, from which we expect to generate revenues to offset some of the lost revenues of Contelca. We do not anticipate expanding our hosting business with these or new customers. Hosting is not part of our core strategy for the future. While we are optimistic that our future revenues will exceed prior year revenues (regardless of the specific customers involved), we cannot be assured that this will be the case.

COST OF SALES

The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet. In general, hardware sales are made with lower gross margins than software or services.

For the first six months of 2006, however, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. Therefore, we had no cost of sales for the three and six months ended June 30, 2006 compared to cost of sales of $4,600 and $32,100 for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, we had gross profit of $27,918 and $36,624 compared to gross profit of $107,092 and $188,237 for the three and six months ended June 30, 2005. This decrease in gross profit is a reflection of the reduction of revenue described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of 2005, selling, general and administrative costs were $43,303, which increased to $164,558 in the comparable period in 2006. In the first six months of 2005, selling, general and administrative costs were $64,550, which increased to $280,884 in the comparable period in 2006. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business and our investment in new products and service offerings which we believe will allow us to compete effectively in the future. The increases were the result of salaries and consulting expenses related to product development related to our change in strategy.

INTEREST INCOME

Interest earned in the three and six months ended June 30, 2006 were $31,864 and $44,255, compared to none in the prior year. This was due to our placing our recently raised funds in an interest bearing account.

NET INCOME (LOSS)

We recognized a net loss of $104,776, during the three months ended June 30, 2006 compared to net income of $63,789 during the same period in the prior year for an overall decrease in net income of $168,565. For the six months ended June 30, 2006, we recognized a new loss of $200,005 compared to net income of $123,687 during the same period in the prior year for an overall decrease in net income of $323,692. The decrease in the net income was primarily the result of lower revenues achieved in the first six months of 2006 compared to the prior year period and an increase in selling, general and administrative expenses incurred in the first six months of 2006 compared to the same period of the prior year.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $2,750,000 in liquid assets and no significant liabilities. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock which was effected by our filing of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 8, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter. We believe we will have such access, as we have, subsequent to the effectiveness of the Registration Statement, already applied, with the assistance of a market maker, to the OTC Bulletin Board for the quotation of our Common Stock in the near future. Such application is currently in the review process with the NASD.

Net cash used by operating activities for the six months ended June 30, 2006 was $222,539 which was primarily the result of the net loss of $200,005 together with an increase in accounts receivable of $20,852, an increase in security deposits of $17,544, offset by an increase in accounts payable and accrued liabilities of $12,766. This compared to net cash provided by operating activities of $113,046 for the six months ended June 30, 2005 which was primarily the result of net income of $123,687 offset by an increase in prepaid expense of $5,641 and a decrease in accounts payable and accrued liabilities of $5,000. Net cash used in investing activities for the six months ended June 30, 2006 was $14,631 compared to $1,550 for the six months ended June 30, 2005 which change was primarily due to an increase in the purchase of property and equipment. For the six months ended June 30, 2006, net cash provided by financing activities was $797,566 compared to $0 for the six months ended June 30, 2005 which change was due to completion of the equity financing during the first quarter of 2006 which had commenced in the fourth quarter of 2005. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

Capital Commitments

The Company currently has no material commitments for capital expenditures.

Trends

The industry in which we operate is in a state of dynamic and rapid change. VOIP services are gaining acceptance in the marketplace and we intend to take advantage of that trend by attempting to sell into a more willing marketplace, despite the increased competition.

We have noted that several VoIP service retailers in the United States are currently offering services to end users for no charge, as a promotional program to attract users to their systems. We acknowledge that this may attract users, but do not believe there is any assurance users acquired in this manner can be converted into sources of revenue, even if they are part of a subscriber base to which advertising can be delivered on behalf of third parties. The role of United States retail services in that environment is unknown.

We are developing products suited for retail deployment internationally in countries where there is still a significant premium charged for traditional telecommunications relative to the cost of providing VoIP services.

Changes in Income Elements

There are no expected changes in the sources of income for the Company, with the exception that the liquid assets held by us are earning interest income currently, whereas there was no significant interest income in past years. We believe operating income will come from newly acquired customers for our services. It is useful to note that as the scope of our products and services broadens, the mix of our income sources will change. We currently are deriving operating revenue only from wholesale services, but as our retail products become available, they are expected to provide a significant source of revenues.

Material Changes in our Financial Statements

Between November 15, 2005 and March 15, 2006, Splinternet Communications, Inc. sold 24,000 shares of common stock (which were converted into 6,000,000 shares of Splinternet Holdings, Inc. Common Stock pursuant to the Share Exchange) for an aggregate of $3,000,000. As a result, $2,087,500 in increased equity appears on our December 31, 2005 balance sheet, with the balance appearing on our June 30, 2006 balance sheet. Prior to this infusion of capital, total invested funds in the Company were $196,400.

Seasonal Fluctuations

There have been no fluctuations in our business to date which can be attributed to seasonality.

Employment Agreements

Currently, we have no written employment agreements with any of our employees or officers.

Additional Employee Benefits: The Company offers medical insurance coverage to its employees.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We follow the guidance of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

We recognize income when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, we only recognize the portion of income due for services performed in the current reporting period. In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, we defer the revenue recognition until the end of that acceptance period.

We also purchase hardware (for resale) from suppliers who offer a warranty of one year. We generally warrant these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this report, under the supervision and review of the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in its periodic reports to the SEC.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company can provide no assurance, however, that its system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) From November 15, 2005 through March 15, 2006, Splinternet Communications, Inc. conducted a private placement of up to 24,000 shares of Common Stock at $125.00 per share, selling 24,000 shares of Common Stock for aggregate gross proceeds of $3,000,000 (the “Private Placement”) which shares were converted into 6,000,000 shares of Splinternet Holdings, Inc. Common Stock pursuant to the share for share exchange effected on April 3, 2006 with Splinternet Holdings, Inc. No broker-dealer was utilized in connection with this offering. The shares of Common Stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided in Sections 4(2) and 3(b) of and Regulation D under the Securities Act. All purchasers were accredited investors, as defined in Regulation D under the Securities Act.

(b) The Company’s first registration statement filed under the Securities Act (File No. 333-134658) was declared effective on August 8, 2006. The Company will not receive any proceeds from the sale of the Common Stock registered thereunder, all of which registered shares are being sold for the account of selling security holders.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: September 20, 2006
By:  /s/ James C. Ackerly

James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated:  September 20, 2006
By:  /s/ John T. Grippo

John T. Grippo, Chief Financial Officer
(Principal Financial Officer)