Form 10QSB
period 2006-09-30
SPLINTERNET HOLDINGS INC
filed 2006-11-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

_____________________________________________________________________
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

State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: As of November 8, 2006, the Issuer had 53,500,500 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SPLINTERNET HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Condensed consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005

Condensed consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2006 and 2005

Condensed consolidated Statements of Cash Flows (Unaudited) for nine months ended September 30, 2006 and 2005

Notes to the Condensed consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash	$2,531,490	$2,199,602
Accounts receivable, net	24,036	1,639
Prepaid expenses	891	3,743
Current Assets	2,556,417	2,204,984
Property and equipment, net	14,894	1,550
Security deposits	17,544
Total assets	$2,588,855	$2,206,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$30,484	$—
Customer Prepayments	200
Total liabilities	$30,684	$—
Stockholders’ equity:
Capital stock:
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,500,500 shares and 51,675,500 issued and outstanding	53,500	51,675
Additional paid-in capital	3,056,589	2,317,615
Accumulated deficit	(551,918)	(162,756)
Total stockholders’ equity	2,558,171	2,206,534
Total liabilities and stockholders’ equity	$2,588,855	$2,206,534

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

Revenues
Product sales	$0	$0
Service revenue	4,236	2,080
	4,236	2,080
Cost of sales	0	14,095
Gross profit/(loss)	4,236	(12,015)
Selling, general and administrative expenses	225,839	46,255
Interest income	32,930	0
Interest expense	487	0
Net (loss)	$(189,160)	$(58,270)
Net (loss) per share:
Basic:	$(0.00)	$(0.00)
Diluted:	$(0.00)	$(0.00)
Weighted average common stock outstanding:
Basic	53,500,500	44,785,500
Diluted	53,500,500	44,785,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Revenues
Product sales	$0	$102,556
Service revenue	40,861	119,861
	40,861	222,417
Cost of sales	0	46,195
Gross profit	40,861	176,222
Selling, general and administrative expenses	506,704	110,777
Interest income	77,186	0
Interest expense	505	28
Net income (loss)	($389,162)	$65,417
Net income/(loss) per share:
Basic:	$(0.01)	$0.00
Diluted:	$(0.01)	$0.00
Weighted average common stock outstanding:
Basic	52,750,222	44,785,500
Diluted	52,750,222	44,785,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Cash flow from operating activities:
Net income/(loss)	($389,162)	$65,417
Adjustments to reconcile net income to net cash
(used in)/provided by operating activities:
Depreciation	1,287
Change in assets and liabilities
(Increase) in accounts receivable	(22,397)
Decrease (Increase) in prepaid expenses	2,852	(4,641)
Increase in security deposits	(17,544)
Increase/(decrease) in accounts payable and accrued liabilities	30,484	(5,000)
Increase in customer deposits	200
Net cash (used in) provided by operating activities	(394,280)	55,776
Cash flows from investing activities:
Purchase of property and equipment	(14,631)	(1,550)
Net cash used in investing activities	(14,631)	(1,550)
Cash flows from financing activities:
Net proceeds from the sale of common stock	740,799	40,000
Net cash provided by financing activities	740,799	40,000
Net increase in cash and cash equivalents	331,888	94,226
Cash and cash equivalents, beginning of period	2,199,602	16,837
Cash and cash equivalents, end of period	$2,531,490	$111,063

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

On November 3, 2005, the Company undertook a stock split for which every share of common stock was converted into approximately 9 shares of common stock outstanding in accordance with the approval of the Company’s stockholders. The stock split affected all the Company’s common stock outstanding immediately prior to the effective date of the stock split. Any fractional share resulting from the stock split was rounded up to a full share. The stock split increased the number of shares of the Company’s common stock outstanding including shares issuable in connection with the exercise of warrants. Accordingly, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the 9.343 to 1 stock split.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending December 31, 2006 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

The Company also purchases hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the nine month period ended September 30, 2006 and 2005, respectively.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of September 30, 2006, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three and nine month periods ended September 30, 2006 since the impact of the warrants would be antidilutive. At September 30, 2005, the Company did not have any potentially dilutive securities outstanding.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. COMMITMENT

The Company is obligated under a noncancelable operating lease for office space which commenced on March 15, 2006 and expires March 15, 2009 at an annual rent of $46,000.

4. MAJOR CUSTOMER

During the nine months ended September 30, 2006, three customers accounted for 86% of sales. Multi Tech International accounted for 48%, IGP for 20% and Shady Grove for 18%.

5. TAXES

The Company has net operating loss carryforwards of approximately $552,000 available to offset taxable income through the year 2025.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $220,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $220,000 at September 30, 2006.

6. STOCKHOLDERS’ EQUITY

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in September 2007. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,600. During the nine month period ended September 30, 2006 the Company sold the remainder of the offering (1,825,000 common shares) for an additional gross proceeds of $925,000 and received net proceeds of $740,810 after expenses of which $184,190 was recorded during the nine months ended September 30, 2006. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

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

Since our inception, the Company has generated revenues by inviting prospects to sample prototype products and services and in return to give us feedback on the function and operation of those products and services. We would sometimes charge for those services, if appropriate, in circumstances where the customer wanted to use more than we were willing to provide without charge. We are now at a point of significant change in our business development. We are ready to transition from casually selling our developing products and services to convenient customers into actively selling to targeted prospects.

Because of the efforts we have put into our infrastructure, we believe we can utilize the resulting system in a variety of ways, by creating a number of communication products and services and introducing those products and services into existing distribution channels operated by others. It is expected that this strategy will benefit the Company immediately. We will be able to increase sales by approaching companies with existing distribution networks focused on a customer base which is ready for enhanced telecommunications services. We will also be creating our own distribution network for services.

We are presently developing new products and services and are also considering the acquisition of other companies operating in the VOIP market space under circumstances where there is a strategic, technology, and marketing fit for enhancement.

Results of Operations

REVENUES

Sales for the quarter ended September 30, 2006 were $4,236 which is a slight increase from $2,080 in the quarter ended September 30, 2005. Sales for the nine months ended September 30, 2006 were $40,861 which declined from $222,417 in the comparable period in 2005. A substantial portion of sales in the first nine months of 2005 were sales to Contelca, a Costa Rican company which subsequently ceased operations in May of 2005. As a result, there have been no further sales to Contelca which is the primary cause for the decrease in sales in the first nine months of 2006. The Company anticipates the return of a reorganized successor company to Contelca by the end of 2006. It remains to be seen whether this will occur or, if it does, whether sales from this customer will be at a greater or lesser rate than the original Contelca-related business. Regardless, we have other existing customers both for our hosting and other services, from which we expect to generate revenues to offset some of the lost revenues of Contelca. We do not anticipate expanding our hosting business with these or new customers. Hosting is not part of our core strategy for the future. While we are optimistic that our future revenues will exceed prior year revenues (regardless of the specific customers involved), we cannot be assured that this will be the case.

COST OF SALES

The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet. In general, hardware sales are made with lower gross margins than software or services.

For the first nine months of 2006, however, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. Therefore, we had no cost of sales for the three and nine months ended September 30, 2006 compared to cost of sales of $14,095 and $46,195 for the three and nine months ended September 30, 2005. For the nine months ended September 30, 2006, we had gross profit of $40,861 compared to gross profit of $176,222 for the nine months ended September 30, 2005. This decrease in gross profit is a reflection of the reduction of revenue described above. For the three months ended September 30, 2006, we had gross profit of $4,236 compared to gross loss of $12,015 for the three months ended September 30, 2005. While we achieved only $4,236 in sales for the quarter ended September 30, 2006, we had no cost of sales resulting in the gross profit for the period. For the quarter ended September 30, 2005, sales were $2,080 with a cost of sales charge of $14,095 due to the write off of equipment purchased earlier in 2005 for an abandoned project. This cost of sales charge, coupled with minimal sales being achieved in the quarter, were primarily the cause for the gross loss for the three months ended September 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 2005, selling, general and administrative costs were $46,255, which increased to $225,839 in the comparable period in 2006. In the first nine months of 2005, selling, general and administrative costs were $110,777, which increased to $506,704 in the comparable period in 2006. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business and our investment in new products and service offerings which we believe will allow us to compete effectively in the future. The increases were the result of salaries and consulting expenses related to product development related to our change in strategy.

INTEREST INCOME

Interest earned in the three and nine months ended September 30, 2006 were $32,930 and $77,186, compared to none in the prior year. This was due to our placing our recently raised funds in an interest bearing account.

NET INCOME (LOSS)

We recognized a net loss of $189,160, during the three months ended September 30, 2006 compared to net loss of $58,270 during the same period in the prior year for an overall increase in net loss of $130,890. For the nine months ended September 30, 2006, we recognized a net loss of $389,162 compared to net income of $65,417 during the same period in the prior year for an overall decrease in net income of $454,579. The decrease in the net income was primarily the result of lower revenues achieved in the first nine months of 2006 compared to the prior year period and an increase in selling, general and administrative expenses incurred in the first nine months of 2006 compared to the same period of the prior year.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $2,500,000 in liquid assets and no significant liabilities. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock which was effected by our filing of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 8, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter. Effective October 23, 2006, our Common Stock commenced trading on the OTC Bulletin Board under the symbol “SLNH”.

Net cash used by operating activities for the nine months ended September 30, 2006 was $394,280 which was primarily the result of the net loss of $389,162, together with an increase in accounts receivable of $22,397 and an increase in security deposits of $17,544, offset by an increase in accounts payable and accrued liabilities of $30,484. This compared to net cash provided by operating activities of $55,776 for the nine months ended September 30, 2005 which was primarily the result of net income of $65,417, offset by an increase in prepaid expense of $4,641 and a decrease in accounts payable and accrued liabilities of $5,000. Net cash used in investing activities for the nine months ended September 30, 2006 was $14,631 compared to $1,550 for the nine months ended June 30, 2005 which change was due to an increase in the purchase of property and equipment. For the nine months ended September 30, 2006, net cash provided by financing activities was $740,799 compared to $40,000 for the nine months ended September 30, 2005. The change in 2006 was due to completion of the equity financing during the first quarter of 2006 which had commenced in the fourth quarter of 2005 versus a small sale of equity in the third quarter of 2005. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

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

Material Changes in our Financial Statements

Between November 15, 2005 and March 15, 2006, Splinternet Communications, Inc. sold 24,000 shares of common stock (which were converted into 6,000,000 shares of Splinternet Holdings, Inc. Common Stock pursuant to the Share Exchange) for an aggregate of $3,000,000. As a result, $2,087,500 in increased equity appears on our December 31, 2005 balance sheet, with the balance appearing on our September 30, 2006 balance sheet. Prior to this infusion of capital, total invested funds in the Company was $236,400.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) From November 15, 2005 through March 15, 2006, Splinternet Communications, Inc. conducted a private placement of up to 24,000 shares of Common Stock at $125.00 per share, selling 24,000 shares of Common Stock for aggregate gross proceeds of $3,000,000 (the “Private Placement”) which shares were converted into 6,000,000 shares of Splinternet Holdings, Inc. Common Stock pursuant to the share for share exchange effected on April 3, 2006 with Splinternet Holdings, Inc. No broker-dealer was utilized in connection with this offering. The shares of Common Stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration provided in Sections 4(2) and 3(b) of and Regulation D under the Securities Act. All purchasers were accredited investors, as defined in Regulation D under the Securities Act.

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

SPLINTERNET HOLDINGS, INC. (Registrant)

Dated: November 13, 2006	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: November 13, 2006	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)