Form 10KSB
period 2006-12-31
SPLINTERNET HOLDINGS INC
filed 2007-03-30
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 333-134658

SPLINTERNET HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Delaware	22-393-8509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

535 Connecticut Avenue, 2nd floor, Norwalk, CT 06854
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code (203) 354-9164

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Issuer’s revenues for its most recent fiscal year:  $73,272.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 1, 2007, was $36,250,000.

As of March 1, 2007, there were 53,500,500 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:   Yes [   ]  No [X]

SPLINTERNET HOLDINGS, INC.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Description of Business	3

Item 2.	Description of Property	19

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	20

Item 6.	Management’s Discussion and Analysis or Plan of Operation	21

Item 7.	Financial Statements	26

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	27

Item 8A.	Controls and Procedures	27

Item 8B.	Other Information	27

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and;
	Corporate Governance; Compliance with Section 16(a) of
	the Exchange Act	28

Item 10.	Executive Compensation	30

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	30

Item 12.	Certain Relationships and Related Transactions,
	and Director Independence	32

Item 13.	Exhibits	33

Item 14.	Principal Accountant Fees and Services	33

	Signatures	35

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1.  Description of Business.

History

Splinternet Holdings, Inc. (“we”, “us”, “our”, the “Company” or “Splinternet”) was incorporated in the State of Delaware on March 22, 2006. On April 3, 2006, Splinternet Holdings, Inc. conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share (the “Common Stock”) of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc.

Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. References herein to Splinternet or the Company refer to Splinternet Communications, Inc., unless explicitly stated to the contrary.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Splinternet is a developer of Voice over Internet Protocol (“VoIP”) technology and services which enable customers to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network (“PSTN”). Splinternet believes this results in lower cost to the user, as well as the availability of advanced features.

Industry Background

The public telephone network is an integral part of our everyday lives. For most of its 100-year history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying circuit-switching technologies and limited innovation in service offerings and in the pricing of telephone services. We believe two global trends, deregulation and the expansion of the Internet, are forcing change and creating opportunities in the telecommunications industry worldwide.

Deregulation of the US telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance, are disappearing. The opportunity created by opening up the telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestically as well as internationally.

Simultaneously, the rapid adoption of the Internet and broadband connectivity is driving dramatic growth of data traffic. However, the circuit-switched network, designed for voice traffic and built long before the advent of the Internet, is not suited to transport data traffic efficiently. In a circuit-switched network, a dedicated path, or circuit, is established for each call, reserving a fixed amount of capacity or bandwidth in each direction. The dedicated circuit is maintained for the duration of the call across all of the circuit switches spanning the path from origination to the destination of the call, even when no traffic is being sent or when the circuit is not being fully utilized to its capacity.

VoIP refers to the technique of digitizing voice communications and converting it into packetized data, enabling it to be transported over IP-based data networks, such as the Internet. A packet network divides traffic into distinct units called packets and routes each packet independently. By combining traffic from users with differing capacity demands at different times, packet networks more efficiently fill available network bandwidth with packets of data from many users, thereby reducing the bandwidth wasted from any single user.

The Benefits of Combining Voice and Data Networks

Combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks (voice VPNs), one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid card services, sophisticated call centers and other IP based services.

The packet network is the platform for the new public network. In addition to voice traffic, the volume of data traffic continues to increase as broadband and the number of connected users grows, driving service providers to build large-scale, more efficient packet networks, which, in turn, keeps prices low for data communications. Packet architectures are more efficient at moving data, are more flexible and reduce equipment and operating costs. The key to realizing the full potential of a converged, packet-based network is to enable the world's voice traffic to run over those networks together with the data traffic.

The public telephone network is large, highly complex and generates over $1 trillion in revenues per year worldwide (Source: IDC), a substantial majority of which is derived from voice services. Given service providers' substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to the new public network will be gradual. We believe this slow transition represents a significant opportunity for Splinternet.

Our Business

The Splinternet service overlays voice communications on top of customers’ high-speed Internet connection. Each user of the system must have at least one of the following:

☐	A personal computer (PC) which is loaded with a small (Splinternet-provided) softphone client application which permits the PC to function as a telephone;
☐	Access to a PC which has Internet access, from which he can browse to the Splinternet website where there is a web-based softphone, from which the user can login and make and receive calls;
☐
A small Integrated Access Device (IAD), which is a small digital device which interfaces between the Internet and a traditional telephone (Ethernet connector on one side and telephone jack on the other); and/or

☐
An internet protocol (IP)-enabled telephone, which is a traditional telephone in function but which connects directly to the Internet, rather than the local telephone carrier. Users may have any or all of these devices and use them interchangeably.

Our retail strategy, meaning the acquisition of individual users and small business customers, consists of entering into strategic relationships with local, national and international third parties to assist in a variety of ways with the selling of our branded VoIP services. We may contract with individuals to act as re-sellers of our services to ultimate end-users or we may partner with groups bound by a common thread, such as geography, university affiliation or union membership for which we would provide the entire suite of VoIP services.

Our systems are designed and configured to be partitioned in a way which allows each of our customer groups to be independent. It offers them a customizable look and feel to present to their users, and allows us to function as a provider of private labeled service to companies and other organizations which themselves wish to appear to be service providers.

At the wholesale level, our business consists primarily of reselling excess capacity to areas where our presence can more cheaply and efficiently route the call. For example, we may buy minutes from a local telephone or VoIP carrier in a particular country and re-sell those minutes to a traditional international long distance carrier, as purchasing the minutes from us is often cheaper (if possible at all) for the long distance carrier than procuring those same minutes directly from the local carrier. This opportunity is enabled by the usual circumstance that traditional long distance carriers charge for the duration of each call and include the cost of carrying the traffic across international borders. In contrast, internet capacity is usually charged at a monthly rate, rather than by the minute, for a fixed capacity, and local calls are frequently relatively inexpensive. As a result, the cost of an internet call terminated to a local phone is less than the cost of an international call to the same phone. We look for those routes that are underserved or where there is excess capacity and the minutes can be purchased inexpensively.

In our operations to date, all revenue-producing customers are wholesale customers, as our retail subscribers are non-revenue producing test users so far. Currently the Company has limited revenues and is pursuing various strategies to expand its customer base.

In this regard, we have recently formed a new division, Nutmeg Systems, which will focus on leveraging our communications technologies on the Macintosh platform. The first product we intend to release will be a PBX (private branch exchange) for use on the Mac Operating System. This IP-based telephone system, which will be installed on a Mac Mini, is designed specifically for businesses with up to 10 phone lines using VoIP.

We have also begun to seek out telephone companies that currently use traditional methods of delivery of telecommunications services and to joint venture with them. The joint venturing structure can be done in a variety of forms, including acquisition. The joint venture process will allow the Company to deliver its VoIP products and services to customers that currently only have access to traditional products and services. The VoIP products and services are significantly more sophisticated than what can be offered by traditional carriers. They are also significantly less expensive. By joint venturing, the Company can avoid the expensive costs to acquire customers and instead invest the savings into developing and tailoring products to attract customers to VOIP delivered telecommunications products and services.

Competition

The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company. These advantages afford competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of telecommunication services. The Company believes that additional competitors may be attracted to the market, including Internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

Our ability to compete effectively in the telecommunications services industry will depend upon our ability to: (i) continue to provide high quality services at prices competitive with, or lower than, those charged by our competitors and (ii) develop new innovative products and services.

Regulatory Environment

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Federal, state, local and foreign governmental organizations are also considering tax and other legislative and regulatory proposals that would place additional burdens on the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Intellectual Property

Development or ownership of intellectual property is not necessary for the services we seek to provide. Consequently, we do not own or license any intellectual property. The hardware necessary for our services is not proprietary to Splinternet and much of the software utilized is open source software. We have written proprietary software which functions as the user and administrative interface with our system and other software which functions as the performance monitor and intra-system coordinator. It should be noted that this software is not part of our product, and there is not likely to be a market for it outside of the Company. We have also contracted with non-employees to develop special purpose tools and system enhancements.

Employees

As of March 1, 2007, we employed one management employee. We use contract labor for most of our technical and professional needs.

We cannot be assured of being able to attract quality employees in the future. The reestablishment of our business will be largely contingent on our ability to attract and retain personnel for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that the Company currently deems immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this report.

The telecommunications industry is both highly regulated and highly competitive and involves a high degree of risk. The following risks are among the many associated with our Company:
• our history of net operating losses and our need for cash to finance our growth;
• the competition we face, including from companies with greater financial resources;
• differences between our service and traditional telephone services;
• uncertainties relating to regulation of VoIP services;
• system disruptions or flaws in our technology;
• our ability to manage our growth; and
• the risk that VoIP does not gain broader acceptance.

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will ever be profitable. For instance, our revenues for our fiscal year 2005 were primarily from a single customer which ceased operations in mid-2005. The customer’s departure translated into a drop in our revenues in 2006. Although that customer has since reorganized and reentered the market as our customer in 2006, we have had only small transactions with the customer. It does not appear that the Company will have significant dealings with that customer in the near future. Even if we succeed with our current business plan, we may never become profitable, as we will continue to incur operating and capital expenditures for items such as salary, inventory, data processing equipment, shipping and other ongoing business activities.

Accordingly, it is not possible to predict whether or not our current and proposed activities will be sufficiently profitable. Purchasers of our shares should bear in mind that, in light of the risks and contingencies involved, no assurance can be given that we will ever generate enough revenue to offset expenses or to generate a return on invested capital. There is no guarantee of our successful, profitable operation. Our failure to achieve or maintain profitability can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

LOSS OF OUR LARGEST CUSTOMER COULD RESULT IN SUBSTANTIAL DECREASE IN REVENUES.

Our largest customer, Contelca, ceased operations in mid-2005 and has since reorganized and reentered the market as our customer in June 2006. During the period when Contelca was out of business, we experienced a significant drop in sales. While the successor of Contelca is our customer once again, we do not expect it to return to the same level of sales in the near future. In the event Contelca does not generate an equivalent amount of revenues or if Contelca ceases to be our customer entirely, we may experience a significant drop in revenues. We seek to expand our customer base in order to minimize the financial impact of any decrease in revenues generated from Contelca or Contelca’s unforeseeable departure as our customer.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH AND MAY NOT BE PROFITABLE IN THE FUTURE.

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•	our ability to retain and increase revenues associated with customers and satisfy customers’ demands;

•	our ability to be profitable in the future;

•	our investments in longer-term growth opportunities;

•	our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

•	changes to service offerings and pricing by us or our competitors;

•	fluctuations in the size of our subscriber base, including fluctuations caused by marketing efforts and competitors’ marketing and pricing strategies;

•	changes in the terms, including pricing, of our agreements with our telecommunications providers;

•	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	the effects of litigation and the timing of resolutions of disputes;

•	the amount and timing of operating costs and capital expenditures;

•	changes in governmental regulation and taxation policies; and

•	changes in, or the effect of, accounting rules, on our operating results.

OUR HISTORICAL FINANCIAL STATEMENTS MAKE EVALUATION OF OUR BUSINESS BY POTENTIAL INVESTORS AND OTHERS DIFFICULT.

We commenced our business operations in January 2000 and began generating revenue in 2001. However, since we recently refocused our business strategy to include retail sales, our historical financial statements, which primarily reflect our wholesale business, are of limited usefulness in evaluating our potential future financial position.

THE MARKET FOR VOIP SERVICES MAY NOT DEVELOP AS ANTICIPATED, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR VOICE STRATEGY.

The success of our VoIP service depends on growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

WE MAY NOT SUCCESSFULLY ENHANCE EXISTING OR DEVELOP NEW PRODUCTS AND SERVICES IN A COST-EFFECTIVE MANNER TO MEET CUSTOMER DEMAND IN THE RAPIDLY EVOLVING MARKET FOR INTERNET AND IP-BASED COMMUNICATIONS SERVICES.

The market for telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on utilizing VoIP technologies to deliver voice services. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

We have spent and will continue to spend significant resources enhancing our existing services and developing, implementing and launching our VoIP services. We believe IP-based voice services represents a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

VoIP services may have technological problems or may not be accepted by consumers. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities, the agreements, acquisitions and/or alliances may not be successful. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS.

While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

INTENSE COMPETITION COULD REDUCE MARKET SHARE AND HARM FINANCIAL PERFORMANCE.

The market for VoIP services is emerging, intensely competitive and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services we provide. Competitors for VoIP services include established telecommunications and cable companies; Internet access companies including AOL, MSN and United Online; leading Internet companies including Yahoo!, eBay and Google; and companies that offer VoIP-based services as their primary business, such as Zingo and Vonage. In addition, some competitors, such as telecommunications carriers and cable providers, may be able to bundle services and products we do not offer with VoIP telephony services. These services could include various forms of wireless communications, voice and data services, and video services. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. We can provide no assurance that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in subscribers or revenues.

Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of our competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of telecommunication services. We believe additional competitors may be attracted to the market, including Internet-based service providers and other telecommunications companies. We also believe existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•	local and regional Internet service providers (ISPs), such as Earthlink and AOL;
•	free or value-priced ISPs such as NetZero;
•	national telecommunications companies, such as AT&T Inc. and Verizon;
•	regional Bell operating companies, such as BellSouth;
•	content companies such as Yahoo! and Google, which have expanded their service offerings;
•	cable television companies providing broadband access, including Comcast, Charter Communications, Inc. and Cox Communications, Inc.; and
•	utility and local and long distance telephone companies.

As competition in the telecommunications market continues to intensify, competitors may continue to merge or form strategic alliances that would increase their ability to compete with us for subscribers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base. Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new subscribers through our own sales and marketing efforts may increase, and/or churn may increase. Increased churn rates indicate more customers are discontinuing services which results in a decrease in our customer base and adversely impacts revenues.

Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies continue to enter the VoIP market.  Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage. The ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of these competitors, may enable them to offer services at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues and growth may be adversely affected.

Our ability to compete effectively in the telecommunications services industry will depend upon our ability to (i) continue to provide high quality services at prices competitive with, or lower than, those charged by its competitors and (ii) develop new and innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

The industry in which we compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require us to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. We intend to evaluate these developments and others that may allow us to improve service to our customers. However, no assurance can be given that we will be able to keep pace with rapidly changing consumer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on our business, long term growth prospects and results of operations.

WE MAY BE SUBJECT TO INTENSE GOVERNMENT REGULATION.

The current regulatory environment for VoIP services remains unclear. Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP providers. The FCC has already required us to meet various emergency service requirements (such as “E911”) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect the Company’s ability to provide services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

RELIANCE UPON THIRD-PARTY SUPPLIERS FOR COMPONENTS MAY PLACE US AT RISK OF INTERRUPTION OF SUPPLY OR INCREASE IN COSTS.

We rely on third-party suppliers for the hardware and software necessary for our services and we do not have any long-term supply agreements. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until the new relationships are satisfactorily in place.

We also run the risk of supplier price increases and component shortages. Competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

SERVICE INTERRUPTIONS OR IMPEDIMENTS COULD HARM OUR BUSINESS.

Harmful software programs.  Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

Security breaches. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of other third parties. It is possible that some consumers and businesses may use our network, services and brand names to perpetrate crimes. Users or other third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

Natural disaster or other catastrophic event. Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have one technology center in the U.S., located in downtown Manhattan, which contains a significant portion of our computer and electronic equipment. This technology center hosts and manages our applications and services. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problem that impacts this location or our third-party providers’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

Network infrastructure. The success of our business depends on the capacity, reliability and security of our network infrastructure, including that of our third-party telecommunications providers’ networks. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third-party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate over the Internet. Such expansion and improvement may require substantial financial, operational and managerial resources.

WE MAY NOT BE ABLE TO EXPAND OR IMPROVE OUR NETWORK INFRASTRUCTURE, INCLUDING ACQUIRING ADDITIONAL CAPACITY FROM THIRD-PARTY PROVIDERS, TO MEET ADDITIONAL DEMAND OR CHANGING SUBSCRIBER REQUIREMENTS ON A TIMELY BASIS AND AT A COMMERCIALLY REASONABLE COST, OR AT ALL.

We may experience increases in usage that exceed our available telecommunications capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our revenues. While our objective is to maintain excess capacity, our failure to expand or enhance our network infrastructure, including our ability to procure excess capacity from third-party telecommunications providers, on a timely basis or to adapt to an expanding subscriber base or changing subscriber requirements could materially adversely affect our business, financial condition and results of operations.

ONGOING SUCCESS AND OUR ABILITY TO COMPETE DEPEND UPON HIRING AND RETENTION OF KEY PERSONNEL.

Success will be dependent to a significant degree upon the involvement of current management. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons is intense and there are no assurances that these individuals will be available. Such problems might be expected to have a material adverse impact on our financial condition, results of current operations and future business prospects.

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Management of Splinternet beneficially owns 66.1% of the voting shares of Splinternet Holdings, Inc. As a result, management will possess meaningful influence and control over the Company, and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Such influence may not necessarily be consistent with the interests of our other stockholders.

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

As permitted by Connecticut and Delaware law, the certificates of incorporation of Splinternet Communications, Inc. and Splinternet Holdings, Inc., respectively, limit the personal liability of directors to the fullest extent permitted by the provisions of each of the Connecticut Business Corporation Act and the Delaware General Corporation Law. As a result of our charter provision and Connecticut and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, the certificates of incorporation of each of Splinternet Communications, Inc. and Splinternet Holdings, Inc. provide that they shall indemnify their respective directors and officers to the fullest extent permitted by law.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF EQUITY SECURITIES, OR DETERMINE IN THE FUTURE TO REGISTER ADDITIONAL COMMON STOCK, YOUR PERCENTAGE OWNERSHIP WILL BE REDUCED, YOU WILL EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF YOUR STOCK AND SUCH ISSUANCE MAY CONVEY RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO YOUR RIGHTS WHICH COULD SUBSTANTIALLY DIMINISH YOUR RIGHTS AND THE VALUE OF YOUR STOCK.

Splinternet Holdings, Inc. may issue additional shares of Common Stock for various reasons and may grant stock options to employees, officers, directors and third parties. If Splinternet Holdings, Inc. determines to register for sale to the public additional shares of Common Stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for Splinternet Holdings, Inc. to obtain additional capital or complete a business combination, it may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the Common Stock can be expected to decline.

THE EXISTENCE OF OUTSTANDING WARRANTS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO YOUR INTERESTS.

We have outstanding 3,214,500 warrants to purchase an aggregate of 3,214,500 shares of Common Stock. While these warrants are outstanding, our ability to obtain future financing may be harmed since such warrants represent an outstanding obligation to sell shares of Common Stock at a price which may be significantly below then-current market prices. Upon exercise of these warrants, dilution to your ownership interests will occur as the number of shares of Common Stock outstanding increases.

These warrants were issued in September and October 2005 to Atheneum Capital and The Mountain View Trust, both of which purchased from Splinternet Communications, Inc. warrants (“SCI Warrants”), exercisable through September 7, 2007, following the satisfaction of certain conditions, to purchase up to 6,429 shares of common stock, at an exercise price of $12.00 per share. Pursuant to the Share Exchange, an aggregate of 12,858 SCI Warrants were exchanged for warrants to purchase 3,214,500 shares of Common Stock, exercisable at $.048 per share, but otherwise on the same terms and conditions as the SCI Warrants.

BUSINESS FAILURES AND MERGERS IN THE TELECOMMUNICATIONS INDUSTRY MAY INHIBIT OUR ABILITY TO MANAGE COSTS OR INCREASE OUR SUBSCRIBER BASE, WHICH WOULD ADVERSELY AFFECT OUR PROFITABILITY.

The intensity of competition in the telecommunications industry has resulted in significant declines in pricing for telecommunications services. The intensity of competition and its impact on wholesale telecommunications pricing have caused some telecommunications companies to experience financial difficulty. Our prospects for maintaining or further improving telecommunications costs could be negatively affected if one or more key telecommunications providers were to experience serious enough difficulties to impact service availability, if telecommunications companies continue to merge reducing the number of companies from which we purchase wholesale services, or if telecommunications bankruptcies and mergers reduce the level of competition among telecommunications providers.

TECHNOLOGY CHANGES RAPIDLY IN OUR BUSINESS, AND IF WE FAIL TO ANTICIPATE OR SUCCESSFULLY IMPLEMENT NEW TECHNOLOGIES, THE QUALITY, TIMELINESS AND COMPETITIVENESS OF OUR PRODUCTS AND SERVICES WILL SUFFER

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

THERE IS NO ASSURANCE THAT WE CAN SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN THAT CALLS FOR THE EXPANSION OF CAPACITY OR THE ADDITION OF CAPACITY TO CREATE A LARGER PRESENCE IN THE MARKET PLACE.

We intend to acquire or joint venture with telephone companies that compete in the traditional telecommunications market. The success of our business plan is predicated on us finding appropriate partners and introducing the Company’s VoIP products to their operations. There is no assurance that we will be able to access such companies or to complete their acquisition or negotiate joint ventures. Furthermore, there is no assurance that our current financial resources will be sufficient to achieve the goals of our business plan. There is no assurance that we will be able to raise additional capital if the need arises.

SINCE WE DO NOT INTEND TO DECLARE DIVIDENDS IN THE FORESEEABLE FUTURE, THE RETURN ON YOUR INVESTMENT WILL DEPEND UPON APPRECIATION OF THE MARKET PRICE OF YOUR SHARES.

We have never paid any dividends on our common stock. Our board of directors does not intend to declare any dividends in the foreseeable future, but intends to retain all earnings, if any, for use in our business operations. As a result, the return on your investment in us will depend upon any appreciation in the market price of our common stock. The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available for dividend payments. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors.

RISKS RELATING TO OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

The price of our common stock is highly volatile. Fluctuations in the market price of our common stock may be a result of any number of factors or a combination of factors including, but not limited to:

•	the number of shares in the market and the number of shares we may be required to issue in the future compared to market demand for our shares;

•	our performance and meeting expectations of performance, including the development and commercialization of our current and proposed products and services;

•	market conditions for internet and media companies in the small capitalization sector; and

•	general economic and market conditions.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY’S SECURITIES.

Our common stock relies on the OTC Bulletin Board for the quotations and is subject to rules pertaining to “penny stocks”. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares currently have a market price of less than $5.00 per share. As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker/dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker/dealers; and

•
the wholesale dumping of the same securities by promoters and broker/dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

•	get information about the investor’s financial situation, investment experience and investment goals;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

Item 2.   Description of Property.

Our principal executive offices are located in approximately 1,760 square feet of office space located at 535 Connecticut Avenue, 2nd floor, Norwalk, Connecticut 06854. We have leased this space for a period of three years, beginning March 15, 2006. The monthly rent is $3,522 for the first year, $3,595 for the second and $3,668 for the final year, plus a monthly electricity charge of $293.50 per month for the duration of the lease. The Company has one option to renew the lease for an additional three year period. The office space is adequate for our current needs.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings, nor is any of our property the subject of a pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or had a material interest adverse to our business, nor are we aware of any proceedings pending or of any actions that might give rise to any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

Item 5.  Market for Common Equity, Related Stockholder Matters and
Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SLNH.” It has been listed on the OTC Bulletin Board since October 5, 2006. The high and low closing prices for our common stock, for the two fiscal years ended December 31, 2005 and 2006, respectively, are as follows:

	High	Low

Common Stock Fiscal 2005
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

Common Stock Fiscal 2006
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter (beginning October 5, 2006)	$2.65	$1.70

The closing price of our common stock on March 1, 2007 was $1.75.

As of March 1, 2007, there were approximately 21 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. As of March 1, 2007, we believe there are approximately 150 to 200 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2006, that were not previously disclosed in one of our periodic reports during the year:

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Since our inception, the Company has generated limited revenues. We are presently considering the acquisition of other companies operating in the VOIP market space under circumstances where there is a strategic, technology, and marketing fit for enhancement.

Results of Operations

Fiscal 2006 compared to Fiscal 2005

Revenues
Product sales for 2006 were $0 which is a decrease from $102,556 in the 2005. The specific hardware required to take advantage of the Splinternet services are widely available at reasonable prices and management feels that the company no longer needs to be active in this aspect the market. The Company has therefore suspended actively pursuing product sales. Service revenues for 2006 were $73,272 which declined from $122,850 in 2005. A substantial portion of sales in 2005 were sales to Contelca, a Costa Rican Company which subsequently ceased operations in May of 2005. There have been only minor sales to Contelca in 2006, which is the primary cause for the decrease in sales. We have other existing customers both for our hosting and other services, from which we anticipate generating revenues to offset a portion of the lost revenues of Contelca. We do not anticipate expanding our hosting business with these or new customers. Hosting is not part of our core strategy for the future. While we are optimistic that our future revenues will exceed prior year revenues (regardless of the specific customers involved), we cannot be assured that this will be the case.

Cost of Sales
The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet. In general, hardware sales are made with lower gross margins than software or services.

For 2006, however, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. However, the Company did offer call termination services to other service providers which it then paid a third party to handle. Cost of sales during 2005 was $46,196. For 2006, we had gross profit of $48,272 compared to gross profit of $179,210 for 2005. This decrease in 2006 gross profit is a reflection of the decrease in revenue described above.

Selling, General and Administrative Expenses
In 2005, selling, general and administrative costs were $157,913, which increased to $768,991 in 2006. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business to our investment in new products and service offerings which we believe will allow us to compete effectively in the future. The increases were the result of salaries and consulting expenses related to product development related to our change in strategy.

Interest Income
The Company had $510 interest income in 2005. The Company recorded $112,236 in interest income in 2006 as a result of investing the cash raised at the end of 2005 and the beginning of 2006 from the sale of common stock and having it invested for the entire year.

Interest Expense
The Company had no interest expense in 2005. The Company recorded $528 in interest expense in 2006.

Provision for Income Taxes
Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $609,011 in 2006 compared to net income of $21,807 in 2005. The loss was due primarily to expenditures for salaries and consulting expenses for product development related to our change in strategy from a reliance on wholesale business to our investment in new products and service offerings.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $2,300,000 in cash and approximately $54,000 in liabilities. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock which was effected by our filing of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 8, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter. Effective October 5, 2006, our Common Stock commenced trading on the OTC Bulletin Board under the symbol “SLNH”.

Net cash used by operating activities for the twelve months ended December 31, 2006 was $615,375 which was primarily the result of the net loss of $609,011. This compared to net cash provided by operating activities of $11,425 for the twelve months ended December 31, 2005 which was primarily the result of net income of $21,807. Net cash used in investing activities for the twelve months ended December 31, 2006 was $17,795 compared to $1,550 for the twelve months ended December 31, 2005 which change was due to an increase in the purchase of property and equipment. For the twelve months ended December 31, 2006, net cash provided by financing activities was $740,800 compared to $2,172,890 for the twelve months ended December 31, 2005. The change in 2006 was due to completion of the equity financing during the first quarter of 2006 which had commenced in 2005. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

The following table is a summary of contractual obligations recorded as of December 31, 2006.

	Payments due by period

Contractual Obligations	Total	Less than 1 Year	1-3 years

Operating Lease Obligations	121,135	66,324	55,811

Total	$121,135	$66,324	$55,811

Future Commitments

The Company has identified certain investments and is in the process negotiating terms and securing funds to acquire those investments. There is no guarantee that the Company will successfully negotiate terms and secure the necessary financing to acquire and operate the identified assets.

Critical Accounting Policies

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

Revenue Recognition

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

The Company has purchased hardware (for resale) in the past from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. As of the filing date, all warranty obligations have expired with no material impact to the financial statements.

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

Item 7.  Financial Statements.

Splinternet Holdings, Inc. and Subsidiary

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Splinternet Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Splinternet Holdings, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinternet Holdings, Inc. and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 1, 2007

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Assets
Current assets
Cash and cash equivalents	$2,307,232
Accounts receivable	7,700
Deposits	21,044
Prepaid expense	39,466
Total current assets	2,375,442

Property and equipment, net	16,748

Total assets	$2,392,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$22,423
Accrued expenses	31,244
Customer deposits	200
Total current liabilities	53,867

Total liabilities	53,867

Commitments
Stockholders’ equity: Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 90,000,000 shares authorized; 53,500,500 issued and outstanding	53,500
Additional paid-in capital	3,056,590
Accumulated deficit	(771,767)
Total stockholders’ equity	2,338,323
Total liabilities and stockholders’ equity	$2,392,190

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,

	2006	2005
Revenues
Service revenue	$73,272	$122,850
Product revenue	-	102,556
Total revenue	73,272	225,406
Cost of sales	25,000	46,196
Gross margin	48,272	179,210
Selling, general and administrative expenses	768,991	157,913
Income (loss) from operations	(720,719)	21,297
Interest income	112,236	510
Interest expense	528	-

Net income(loss)	$(609,011)	$21,807

Net income(loss) per share - basic and diluted:
Net income
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common stock outstanding:
Basic	53,425,500	45,414,000
Diluted	53,425,500	48,041,750

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2006 AND 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Year ended December 31, 2004:	44,785,500	$44,785	$151,615	($184,563)	$11,837

Issuance of common stock	6,890,000	6,890	2,166,000		2,172,890

Net income				21,807	21,807

Balance, December 31, 2005	51,675,500	51,675	2,317,615	(162,756)	2,206,534

Issuance of common stock	1,825,000	1,825	738,975		740,800

Net loss				(609,011)	(609,011)

Balance, December 31, 2006	53,500,500	$53,500	$3,056,590	($771,767)	$2,338,323

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2006	2005
Cash flows from operating activities:
Net income(loss)	($609,011)	$21,807
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities
Depreciation	2,597
Increase in accounts receivable	(6,061)	(1,639)
Increase in deposits	(21,044)
Increase in prepaid expenses	(35,723)	(3,743)
Increase in accounts payable	22,423
Increase(decrease) in accrued expenses	31,244	(5,000)
Increase in customer deposits	200
Net cash provided by (used in) operations	(615,375)	11,425
Cash flows from investing activities:
Purchases of property and equipment	(17,795)	(1,550)
Net cash used in investing activities	(17,795)	(1,550)

Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	740,800	2,172,890
Net cash provided by financing activities	740,800	2,172,890

Net increase in cash and cash equivalents	107,630	2,182,765

Cash and cash equivalents at beginning of year	2,199,602	16,837

Cash and cash equivalents at end of year	$2,307,232	$2,199,602

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$528	$-

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Splinternet Holdings, Inc. (the “Company” or “Splinternet”) was incorporated in the State of Delaware on March 22, 2006. On April 3, 2006, Splinternet Holdings, Inc. conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share (the “Common Stock”) of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc.

Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. References herein to Splinternet or the Company refer to Splinternet Communications, Inc., unless explicitly stated to the contrary.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Splinternet is a developer of Voice over Internet Protocol (“VoIP”) technology and services which enable customers to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network (“PSTN”). Splinternet believes this results in lower cost to the user, as well as the availability of advanced features.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary Splinternet Communications, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of seven years. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred.

Revenue Recognition

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

The Company also purchases hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the twelve month period ended December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for periods beginning after June 15, 2006. There were no employee stock options granted, outstanding or vested in 2006 or 2005.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net loss per share is has not been presented for the year ended December 31, 2006 because the impact of the exercise of the 3,214,500 warrants would be antidilutive. Diluted earnings per share for the year ended December 31, 2005 is computed by dividing net income by the weighted average number of common stock outstanding and the effect to common stock warrants aggregating 3,214,500. Common stock warrants aggregating 2,627,750 has been included in the computation of diluted income per share for the year ended December 31, 2005.

Stockholders equity

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in September 2007. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,610. Subsequent to December 31, 2005 the Company sold the remainder of the offering (1,825,000 common shares) for an additional $912,500 in gross proceeds less fees of approximately $171,700. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity. The Company is currently authorized to issue 90,000,000 shares of common stock, par value $.001 per share and 10,000,000 preferred stock.

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

Unless noted otherwise, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the stock split and share exchange which resulted in Splinternet Communications, Inc. stockholders becoming Splinternet Holdings, Inc. stockholders.

Recently Issued Accounting Standards

In June 2006, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2006. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective during fiscal years beginning after June 15, 2006. The adoption of SFAS 152 is not expected to have a material impact on the Company's financial statements. In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS", an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT". This Statement revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2006.

In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company does not anticipate that the adoption of SFAS 158 will have any impact on its consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

	Year ended December 31,
	2006	2005
Property and equipment	19,345	1,550
Less: depreciation	(2,597)	-
Property and equipment, net	16,748	1,550

NOTE 4. INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards of $763,000 as of December 31, 2006 which will expire at various dates through 2026.

Deferred tax assets and the valuation allowances as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax asset:
Net operating loss carryforward	$305,600	$65,100
Valuation allowance	(305,600)	(65,100)
	$-	$-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended December 31,	2006	2005
Tax benefit at federal and state statutory rates	(40)%	(40)%
Increase in valuation allowance	40%	40%
	- 0 -%	- 0 -%

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance for the years ended December 31, 2006 and 2005. Based upon the Company’s current operating results, management has concluded that it is not more likely than not that such assets will be realized.

NOTE 5. COMMITMENTS

The Company has non-cancelable office and equipment lease agreements expiring at various times through March 2009. Aggregate future minimum lease payments are as follows:

Year ending December 31:
2007	66,324
2008	43,805
2009	11,006

$121,135

Rent expense charged to operations amounted to approximately $52,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6. MAJOR CUSTOMERS

During the year ended December 31, 2006, three customers accounted for 39%, 27%, and 16% of sales. During the year ended December 31, 2005 one customer accounted for 90% of net sales.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this annual report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

Item 8B. Other Information.

None.

PART II.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

Name	Age	Positions
James C. Ackerly	58	Chairman of the Board, President and Treasurer
Edmund L. Resor	56	Vice President, Director
Thomas M. Flohr	55	Director
John T. Grippo	51	Chief Financial Officer

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

James C. Ackerly has been Chairman of the Board, President, Secretary and Treasurer and of Splinternet Communications, Inc. since January2000. Since 1995, Mr. Ackerly has provided technology consulting and design services to AMR Corp., The Sabre Group, AT&T and others while working as an independent consultant. He currently serves on the board of directors of Atari, Inc. (NASDAQ: ATAR), S.A.R.L. ATL Communications and Cronus Technologies, Inc. Mr. Ackerly earned an A.B. in Physics from Williams College and an M.B.A. from Harvard Graduate School of Business Administration.

John T. Grippo serves as Chief Financial Officer of the Company.  Mr. Grippo has been the president of his own financial management practice, John Grippo, Inc. since 1999.  His firm provides services as the CFO to small to mid-sized public and private companies and also provides other related accounting and consulting services.  Prior to that, Mr. Grippo served for ten years as a Chief Financial Officer to companies in housewares, electric vehicles and financial services industries.  He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a member of the New York Society of Certified Public Accountants.

Edmund L. Resor has been a Vice President and a Director of the Company since January 2000. Since 1990, Mr. Resor has been the Principal of Edmund Resor & Associates, a consulting business which provides advice in establishing information technology businesses in developing countries. Since 2000, Mr. Resor has also been Senior Consultant and a Principal of NextGen Strategies, a global strategy consulting firm specializing in converging telecommunications, Internet and computer markets. In addition, since 1992, he has been Vice President of International Operations and a founding partner of Somali Telecom Group, which has built a nationwide rural telephone service in Somalia. Mr. Resor earned a B.A. in Anthropology from Yale University and a Master’s Degree in Public and Private Management from the Yale School of Management.

Thomas M. Flohr has been a Director of the Company since January 2005.  Since 1992, Mr. Flohr has been the Principal of Emerging Markets Group, a financial advisory firm specializing in providing privatization and private sector development advice to governments and companies in emerging markets.  Since 2000, Mr. Flohr has been a founder, director and/or investor in a number of early stage enterprises including International Media Holdings, Inc., a company focused on delivering advertising to selected media channels in China, an alternative investment fund focused on Central and Eastern Europe and other emerging markets, MCS America, Inc., the US arm of an independent UK music publishing business, and e-Go Technologies, a franchisee of TMP / Monster Worldwide since spun-off as part of Hudson Global Resources.  Mr. Flohr earned an A.B. and A.M. in Economics from Stanford University, an M.B.A. from Harvard Graduate School of Business Administration and a J.D. from Columbia University School of Law.

None of the directors and officers is related to any other director or officer of the Company.

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Due to the early stage nature of our business, we do not have an audit committee, nor have our board of directors deemed it necessary to have an audit committee financial expert. Insofar that we are not a listed security, we are not required to have an audit committee. Within the next 12 months, however, we expect to have several committees in place, including a compensation, budget and audit committee. At such time, we intend to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Insofar that we do not have a class of securities registered pursuant to Section 12 of the Exchange Act, our directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, are not required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 535 Connecticut Avenue, 2nd floor, Norwalk, Connecticut 06854.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2005 and December 31, 2006. Our executive officer did not receive compensation in excess of $100,000 during the fiscal year ended December 31, 2005. No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
James C. Ackerly, President and Chief Executive Officer	2006 2005	$179,000 13,454	$0 0	$0 0	$0 0	$0 0	$0 0	$11,543(1) 4,848(1)	$190,543 18,302

(1) The Company paid $11,543 in 2006 and $4,848 in 2005 of Mr. Ackerly’s medical expenses.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officer in the Summary Compensation Table has not been granted any stock options or other stock awards to date.

Director Compensation

Our directors do not receive fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties. Thomas Flohr received $1,875 in fees for legal services he provided to the company in 2006.

Employment Agreements

None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2007, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

James C. Ackerly c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	23,396,250	43.7%	43.7%

Edmund L. Resor c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	7,658,832	14.3%	14.3%

Thomas M. Flohr c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	4,321,500	8.1%	8.1%

Richard Rankin c/o Atheneum Capital LLC 51 Locust St New Canaan, CT 06840	7,094,550(3)	12.9%	12.9%

Mary M. Ackerly PO Box 570 Norfolk CT 06058	3,806,500(4)	7.1%	7.1%

Steven Cloyes c/o The Mountain View Trust 1049 Under the Mountain Rd S Londonderry VT 05155	2,736,500(5)	5.0%	5.0%

All executive officers and directors as a group (4 persons)	35,376,582	66.1%	66.1%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after December 31, 2006.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)
Includes 1,207,250 shares of Common Stock and shares of Common Stock underlying warrants to purchase 1,607,250 shares of Common Stock, all of which are owned by Atheneum Capital (“Atheneum”), which is a company controlled by Richard Rankin, and 4,280,050 shares of Common Stock held by Mr. Rankin individually.

(4)
Includes 796,000 shares of Common Stock held by Mary M. Ackerly individually, and 3,010,500 shares of Common Stock held as trustee for trusts which benefit minor children. Ms. Ackerly is the sister of Mr. James C. Ackerly.

(5)
Includes 1,053,500 shares of Common Stock and shares of Common Stock underlying warrants to purchase 1,607,250 shares of Common Stock, all of which are owned by The Mountain View Trust, which is a trust controlled by Steven Cloyes, and 76,000 shares of Common Stock held for minor children.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation paid to Mr. Ackerly as described above under “Executive Compensation”, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of three members. They are James C. Ackerly, Edmund L. Resor and Thomas M. Flohr. Mr. Ackerly is the Company’s Chairman of the Board, President and Treasurer, and Mr. Resor is a Vice President. At present, Mr. Flohr is the sole independent director. We have determined Mr. Flohr’s independence using the definition of independence set forth in NASD Rule 4200.

Item 13. Exhibits.

Exhibit No.	Name of Exhibit	Incorporated by
Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)

3.2	Bylaws	Exhibit 3.2 (1)

10.1	Share Exchange Agreement by and among Splinternet Holdings, Inc., Splinternet Communications, Inc. and the former shareholders of Splinternet Communications, Inc.	Exhibit 10.1 (1)

10.2.1	Form of Common Stock Purchase Warrant issued to Atheneum Capital	Exhibit 10.2.1 (1)

10.2.2	Form of Common Stock Purchase Warrant issued to The Mountain View Trust	Exhibit 10.2.2 (1)

10.3	Lease by and between Splinternet Communications, Inc. and SYN-CONN, LLC	Exhibit 10.5 (1)

21.1	Subsidiaries of Splinternet Holdings, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
____________________

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed June 1, 2006, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein, Golub, Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

Audit fees billed to the Company by Goldstein Golub Kessler LLP for its audit of the Company’s financial statements and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB and this 10-KSB filed with the Securities and Exchange Commission for 2006 and 2005 totaled $30,000 and $30,060, respectively.

Tax Fees

Tax fees billed to the Company by Goldstein Golub Kessler LLP for its tax returns for the fiscal year 2006 and 2005 were $0, and $0, respectively.

Other Fees

No other fees were billed to the Company by Goldstein Golub Kessler LLP for all other non-audit or tax services rendered to the Company for the fiscal year 2006 and 2005, respectively.

Audit Committee Pre-Approval Policies

As of this filing date, Splinternet has no Audit Committee. Therefore it has not adopted a procedure under which all fees charged by Goldstein Golub Kessler LLP must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinternet Holdings, Inc. BY: /s/ James C. Ackerly James C. Ackerly President Date: March 30, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Ackerly James C. Ackerly	Chairman of the Board of Directors, President and Treasurer (Chief Executive Officer)	March 30, 2007

/s/ John T. Grippo John T. Grippo	Chief Financial Officer (Principal Financial Officer)	March 30, 2007

/s/ Edmund L. Resor	Vice President and Director	March 30, 2007
Edmund L. Resor

/s/ Thomas M. Flohr	Director	March 30, 2007
Thomas M. Flohr