Form 10QSB
period 2007-03-31
SPLINTERNET HOLDINGS INC
filed 2007-05-15
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: As of May 10, 2007, the Issuer had 53,500,500 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SPLINTERNET HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed consolidated Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006

Condensed consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006

Condensed consolidated Statements of Cash Flows (Unaudited) for three months ended March 31, 2007 and 2006

Notes to the Condensed consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Cash	$1,992,740	$2,307,232
Accounts receivable, net	9,200	7,700
Prepaid expenses	26,311	39,466
Deposits	—	21,044
Current Assets	2,028,251	2,375,442

Property and equipment, net	17,079	16,748

Security deposits	21,044
Total assets	$2,066,374	$2,392,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$30,191	$53,667
Customer Prepayments	200	200
Total current liabilities	$30,391	$53,867
Stockholders' equity:
Capital stock:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,500,500 shares issued and outstanding	53,500	53,500
Additional paid-in capital	3,044,090	3,056,590
Accumulated deficit	(1,061,607)	(771,767)
Total stockholders' equity	2,035,983	2,338,323
Total liabilities and stockholders' equity	$2,066,374	$2,392,190

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Revenues
Product sales	$0	$0
Service revenue	3,750	8,706
	3,750	8,706

Cost of sales	0	0
Gross profit	3,750	8,706

Selling, general and administrative expenses	315,416	116,337

Interest income	21,817	12,391
Net (loss)	$(289,849)	$(95,240)

Net (loss) per share:
Basic:	$(0.00)	$(0.00)
Diluted:	$(0.00)	$(0.00)

Weighted average common stock outstanding:
Basic	53,500,500	53,500,500
Diluted	53,500,500	53,500,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flow from operating activities:
Net (loss)	($289,849)	($ 95,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	729	645
Change in assets and liabilities
(Increase) in accounts receivable	(1,500)	(1,367)
Decrease in prepaid expense	13,155	302
(Increase) in security deposits	—	(7,044)
(Decrease) increase in accounts payable and accrued liabilities	(23,476)	1,340
Increase in customer deposits	—	4,478
Net cash (used in) operating activities	(300,941)	(96,886)
Cash flows from investing activities:
Purchase of property and equipment	(1,060)	(11,354)
Net cash used in investing activities	(1,060)	(11,354)

Cash flows from financing activities:
Net proceeds/return of common stock proceeds	(12,500)	907,480
Net cash (used in) provided by financing activities	(12,500)	907,480

Net (decrease) increase in cash and cash equivalents	(314,492)	799,240
Cash and cash equivalents, beginning of period	2,307,232	2,199,602
Cash and cash equivalents, end of period	$1,992,740	$2,998,843

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

On November 3, 2005, the Company undertook a stock split for which every share of common stock was converted into approximately 9 shares of common stock outstanding in accordance with the approval of the Company's stockholders. The stock split affected all the Company's common stock outstanding immediately prior to the effective date of the stock split. Any fractional share resulting from the stock split was rounded up to a full share. The stock split increased the number of shares of the Company's common stock outstanding including shares issuable in connection with the exercise of warrants. Accordingly, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the 9.343 to 1 stock split.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2007 and the results of operations and cash flows for the interim period of the fiscal year ending December 31, 2007 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

The Company also purchases hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the three month period ended March 31, 2007 and 2006, respectively.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of March 31, 2007, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three month periods ended March 31, 2007 and 2006 since the impact of the warrants would be antidilutive.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. COMMITMENT

The Company is obligated under a noncancelable operating lease for office space which commenced on March 15, 2006 and expires March 15, 2009 at an annual rent of $46,800.

4. MAJOR CUSTOMER

During the three months ended March 31, 2007, one customer accounted for all sales. IGP accounted for 100%.

5. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $1,061,000 available to offset taxable income through the year 2027.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $425,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $425,000 at March 31, 2007.

6. STOCKHOLDERS’ EQUITY

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in September 2007. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,600. During the three month period ended March 31, 2006 the Company sold the remainder of the offering (1,825,000 common shares) for an additional gross proceeds of $925,000 and received net proceeds of $907,480 after expenses of which $17,520 was recorded during the three months ended March 31, 2006. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

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

In addition, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of communications products and services. We continue to develop those products and expect to begin marketing them actively in the third quarter of this year.

Results of Operations

REVENUES

Sales for the quarter ended March 31, 2007 were $3,750 which is a slight decrease from $8,706 in the quarter ended March 31, 2006 for hosting. Hosting was not part of our core strategy for the last two years. While we are optimistic that our future revenues will exceed prior year revenues (regardless of the specific customers involved), we cannot be assured that this will be the case.

COST OF SALES

The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet. In general, hardware sales are made with lower gross margins than software or services.

For the three months of 2007, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. Therefore, we had no cost of sales for the three months ended March 31, 2007 and 2006. The decrease in gross profit is a reflection of the reduction of revenue described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the first quarter of 2006, selling, general and administrative costs were $116,337, which increased to $315,416 in the comparable period in 2007. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business and our investment in new products and service offerings which we believe will allow us to compete effectively in the future. The increases were the result of salaries and consulting expenses related to product development related to our change in strategy.

INTEREST INCOME

Interest earned in the three months ended March 31, 2007 were $21,817 compared to $12,391 in the prior year. This was primarily due to higher interest rates in 2007.

NET LOSS

We recognized a net loss of $289,849, during the three months ended March 31, 2007 compared to net loss of $95,240 during the same period in the prior year for an overall increase in net loss of $194,609. The increase in the net loss was primarily the result of an increase in selling, general and administrative expenses incurred in the three months of 2007 compared to the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $2,000,000 in liquid assets and no significant liabilities. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

Net cash used by operating activities for the three months ended March 31, 2007 was $300,941 which was primarily the result of the net loss of $289,849. This compared to net cash used by operating activities of $96,886 for the three months ended March 31, 2006 which was primarily the result of net loss of $95,240. Net cash used in investing activities for the three months ended March 31, 2007 was $1,060 compared to $11,354 for the three months ended March 31, 2006 which change was due to a decrease in the purchase of property and equipment. For the three months ended March 31, 2007, net cash used in financing activities was $12,500 compared to $907,480 which was provided by financing activities for the three months ended March 31, 2006. The change in 2006 was due to completion of the equity financing during the first quarter of 2006 versus a return of an overpayment of equity in 2007. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

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

Revenue recognition

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

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports wefile or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We can provide no assurance, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

Not applicable

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
Dated: May 14, 2007

By:  /s/ James C. Ackerly

James C. Ackerly, Chief Executive Officer and President
(Principal Executive Officer)

Dated:  May 14, 2007

By:  /s/ John T. Grippo

John T. Grippo, Chief Financial Officer
(Principal Financial Officer)