Form 10QSB
period 2007-06-30
SPLINTERNET HOLDINGS INC
filed 2007-08-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

_________________________________________________________________________ Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2007, the Issuer had 53,500,500 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SPLINTERNET HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended June 30, 2007 and 2006

Notes to the Condensed Consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$1,685,889	$2,307,232
Accounts receivable, net	27,513	7,700
Prepaid expenses	13,155	39,466
Deposits	2,500	21,044

Current assets	1,726,557	2,375,442

Property and equipment, net	25,029	16,748

Security deposits	21,044	-

Total assets	$1,775,130	$2,392,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$36,488	$53,667
Customer prepayments	200	200

Total current liabilities	$36,688	$53,867

Stockholders’ equity:
Capital stock:
Preferred Stock, 10,000,000 shares authorized and
none outstanding
Common stock, $0.001 par value; 100,000,000
shares authorized; 53,500,500 shares
Issued and outstanding	53,500	53,500
Additional paid-in capital	3,044,090	3,056,590
Accumulated deficit	(1,359,148)	(771,767)

Total stockholders’ equity	1,738,442	2,338,323

Total liabilities and stockholders’ equity	$1,775,130	$2,392,190

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Service revenue	$31,679	$27,918	$35,429	$36,624

Cost of revenue	14,694	-	14,694	-

Gross profit	16,985	27,918	20,735	36,624

Selling, general and administrative expenses	338,115	164,558	653,531	280,884

Interest income	23,598	31,864	45,415	44,255

Net (loss)	$(297,532)	$(104,776)	$(587,381)	$(200,005)

Net (loss) per share:

Basic:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common stock outstanding:

Basic	53,500,500	53,500,500	53,500,500	53,500,500

Diluted	53,500,500	53,500,500	53,500,500	53,500,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flow from operating activities:
Net (loss)	($ 587,381)	($ 200,005)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation	1,713	644
Change in assets and liabilities
(Increase) in accounts receivable	(19,813)	(20,852)
Decrease in prepaid expenses	26,311	2,252
(Increase) in deposits	(2,500)	-
(Increase) in security deposits	-	(17,544)
(Decrease) increase in accounts payable
and accrued liabilities	(17,179)	12,766
Increase in customer deposits	-	200

Net cash (used in) operating activities	(598,849)	(222,539)

Cash flows from investing activities:
Purchase of property and equipment	(9,994)	(14,631)

Net cash used in investing activities	(9,994)	(14,631)

Cash flows from financing activities:
Net sales/(return) of common stock proceeds	(12,500)	797,566

Net cash (used in) provided by financing activities	(12,500)	797,566

Net (decrease) increase in cash and cash equivalents	(621,343)	560,396
Cash and cash equivalents, beginning of period	2,307,232	2,199,602

Cash and cash equivalents, end of period	$1,685,889	$2,759,998

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2007 and the results of operations and cash flows for the interim period of the fiscal year ending December 31, 2007 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

In the past, the Company also purchased hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warranted these same hardware products for one year after sale and provided for estimated future warranty costs at the time revenue was recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the six month periods ended June 30, 2007 and 2006, respectively. The Company has not sold hardware since May, 2005. The Company has not experienced any costs for warranty liabilities in 2007 or 2006.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of June 30, 2007, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Since the impact of the warrants would be antidilutive, the warrants have been excluded from the computation of diluted earnings per share.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. COMMITMENT

The Company is obligated under a noncancelable operating lease for office space which commenced on March 15, 2006 and expires March 15, 2009 at an annual rent of $46,800.

4. MAJOR CUSTOMER

During the six months ended June 30, 2007, one customer (BuenaVox LLC) accounted for 71% of all revenues.

5. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $1,360,000 available to offset taxable income through the year 2027.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $540,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $540,000 at June 30, 2007.

6. STOCKHOLDERS’ EQUITY

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in September 2007. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,600. During the six month period ended June 30, 2006 the Company sold the remainder of the offering (1,825,000 common shares) for an additional gross proceeds of $925,000 and received net proceeds of $797,576 after expenses of which $127,434 was recorded during the six months ended June 30, 2006. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

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

Since our inception, the Company has generated limited revenues. We are presently considering the acquisition of other companies operating in the VOIP market space under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended June 30, 2007, the Company implemented a strategy of marketing service and equipment VOIP sales to companies. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

In addition, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of communications products and services. We continue to develop those products and expect to begin marketing them actively in the third quarter of this year.

Results of Operations

SERVICE REVENUES

Service revenue for the quarter ended June 30, 2007 were $31,679 which is a slight increase from $27,918 in the quarter ended June 30, 2006. Service revenue for the six months ended June 30, 2007 were $35,429 which is a slight decrease from $36,624 for the six months ended June 30, 2006. Hosting was not part of the Company’s core strategy until the second quarter 2007, which is the reason that most of the revenues for the six months ended June 30, 2007 have been recorded in the second quarter 2007.

COST OF REVENUES

The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet. In general, hardware sales are made with lower gross margins than software or services.

For the six months of 2007 and 2006, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. In addition, the Company purchases long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months and six months ended June 30, 2007, the cost of the wholesale minutes was $14,694. The Company did not resell wholesale minutes during the same period in 2006. Therefore, we had no cost of sales for the three and six months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of 2006, selling, general and administrative costs were $164,558, which increased to $338,115 in the comparable period in 2007. Selling, general and administrative costs for the six months ended June 30, 2007 were $653,531 which is an increase from $280,884 in the six months ended June 30, 2006. This change is primarily a reflection of the greater emphasis being placed and investments being made in the second quarter of 2007 in new products and service offerings while still continuing our efforts in seeking to acquire other companies. The increases were the result of salaries and consulting expenses related to product development related to our change in emphasis.

INTEREST INCOME

Interest earned in the three months ended June 30, 2007 were $23,598 compared to $31,864 in the prior year. This was primarily due to a lower average balance invested in 2007. Interest earned in the six months ended June 30, 2007 were $45,415 compared to $44,255 in the prior year. The average balance was lower in 2007, but was offset by higher rates in 2007.

NET LOSS

We recognized a net loss of $297,532, during the three months ended June 30, 2007 compared to net loss of $104,776 during the same period in the prior year for an overall increase in net loss of $192,756. We recognized a net loss of $587,381, during the six months ended June 30, 2007 compared to net loss of $200,005 during the same period in the prior year for an overall increase in net loss of $387,376. The increase in the net loss was primarily the result of an increase in selling, general and administrative expenses incurred in 2007 compared to the same period of the prior year. This was due to a greater emphasis being placed and investments being made in the second quarter of 2007 in new products and service offerings while still continuing our efforts in seeking to acquire other companies. We believe the steps being taken in new products and service offerings will allow us to compete effectively in the future.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $1,685,000 in liquid assets and liabilities of approximately $36,000. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

Net cash used by operating activities for the six months ended June 30, 2007 was $598,849 which was primarily the result of the net loss of $587,381. This compared to net cash used by operating activities of $222,539 for the six months ended June 30, 2006 which was primarily the result of net loss of $200,005. Net cash used in investing activities for the six months ended June 30, 2007 was $9,994 compared to $14,631 for the six months ended June 30, 2006 which change was due to a decrease in the purchase of property and equipment. For the six months ended June 30, 2007, net cash used in financing activities was $12,500 compared to $797,566 which was provided by financing activities for the six months ended June 30, 2006. The change in 2006 was due to completion of the equity financing during the first quarter of 2006 versus a return of an overpayment of equity in 2007. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

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

SPLINTERNET HOLDINGS, INC. (Registrant)

Dated: August 10, 2007	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: August 10, 2007	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)