Form 10QSB
period 2007-09-30
SPLINTERNET HOLDINGS INC
filed 2007-11-05
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 333-134658

SPLINTERNET HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-393-8509
(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007, the Issuer had 53,500,500 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPLINTERNET HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$1,389,106	$2,307,232
Accounts receivable, net	26,283	7,700
Prepaid expenses	47,300	39,466
Deposits	2,500	21,044
Current assets	1,465,189	2,375,442

Property and equipment, net	24,947	16,748

Security deposits	11,044	-
Total assets	$1,501,180	$2,392,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$86,616	$53,667
Customer prepayments	200	200
Total current liabilities	$86,816	$53,867
Stockholders’ equity:
Capital stock:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,500,500 shares Issued and outstanding	53,500	53,500
Additional paid-in capital	3,044,090	3,056,590
Accumulated deficit	(1,683,224)	(771,767)
Total stockholders’ equity	1,414,364	2,338,323
Total liabilities and stockholders’ equity	$1,501,180	$2,392,190

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Service revenue	$105,104	$4,236	$140,533	$40,861

Cost of revenue	102,877	-	117,570	-
Gross profit	2,227	4,236	22,963	40,861

Selling, general and administrative expenses	346,466	225,839	999,997	506,704

Interest income	20,162	32,930	65,577	77,186
Interest Expense		487		505
Net (loss)	$(324,077)	$(189,160)	$(911,457)	$(389,162)

Net (loss) per share:

Basic:	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Diluted:	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common stock outstanding:

Basic	53,500,500	53,500,500	53,500,500	52,750,222
Diluted	53,500,500	53,500,500	53,500,500	52,750,222

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flow from operating activities:
Net (loss)	($ 911,457)	($ 389,162)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	2,896	1,287
Change in assets and liabilities
(Increase) in accounts receivable	(18,583)	(22,397)
(Increase) decrease in prepaid expenses	(7,834)	2,852
(Increase) in deposits	(2,500)	-
Decrease (increase) in security deposits	10,000	(17,544)
Increase in accounts payable and accrued liabilities	32,959	30,484
Increase in customer deposits	-	200
Net cash (used in) operating activities	(894,519)	(394,280)
Cash flows from investing activities:
Purchase of property and equipment	(11,107)	(14,631)
Net cash used in investing activities	(11,107)	(14,631)
Cash flows from financing activities:
Net sales/(return) of common stock proceeds	(12,500)	740,799
Net cash (used in) provided by financing activities	(12,500)	740,799

Net (decrease) increase in cash and cash equivalents	(918,126)	331,888
Cash and cash equivalents, beginning of period	2,307,232	2,199,602
Cash and cash equivalents, end of period	$1,389,106	$2,531,490

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2007 and the results of operations and cash flows for the interim period of the fiscal year ending December 31, 2007 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

In the past, the Company also purchased hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warranted these same hardware products for one year after sale and provided for estimated future warranty costs at the time revenue was recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost has been recorded for the nine month periods ended September 30, 2007 and 2006, respectively. The Company has not sold hardware since May, 2005. The Company has not experienced any costs for warranty liabilities in 2007 or 2006.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of September 30, 2007, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Since the impact of the warrants would be antidilutive, the warrants have been excluded from the computation of diluted earnings per share.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. COMMITMENT

The Company is obligated under a noncancelable operating lease for office space which commenced on March 15, 2006 and expires March 15, 2009 at an annual rent of approximately $43,000.

4. MAJOR CUSTOMER

During the nine months ended September 30, 2007, one customer (BuenaVox LLC) accounted for 96% of all revenues.

5. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $1,680,000 available to offset taxable income through the year 2027.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $670,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $670,000 at September 30, 2007.

6. STOCKHOLDERS’ EQUITY

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants expire in November 2007. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity. During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,600. During the nine month period ended September 30, 2006 the Company sold the remainder of the offering (1,825,000 common shares) for an additional gross proceeds of $925,000 and received net proceeds of $740,810 after expenses of which $184,190 was recorded during the nine months ended September 30, 2006.

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

Since our inception, the Company has generated limited revenues. We are presently considering the acquisition of other companies operating in the VoIP market space or with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended September 30, 2007, the Company implemented a strategy of marketing service and equipment sales to companies. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

In addition, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of communications products and services. We continue to develop those products and expect to begin marketing them actively in the third quarter of this year.

Results of Operations

SERVICE REVENUES

Service revenue for the quarter ended September 30, 2007 were $105,104 which is an increase from $4,236 in the quarter ended September 30, 2006. Service revenue for the nine months ended September 30, 2007 were $140,533 which is an increase from $40,861 for the nine months ended September 30, 2006. The Company continues to provide hosting services but new switching and termination services were initiated during the second quarter 2007. This new service contributed to the increase in revenues during the nine months ended September 20, 2007.

COST OF REVENUES

The use of VoIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet.

In 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months and nine months ended September 30, 2007, the costs of the wholesale minutes were $102,877 and $117,570. In 2006, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others), and these services had no direct incremental cost to us so that the margin on those sales was 100% of sales. The Company did not resell wholesale minutes during the same period in 2006. Therefore, we had no cost of sales for the three and nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 2007, selling, general and administrative costs were $346,466 which is an increase from $225,839 in the comparable period in 2006. Selling, general and administrative costs for the nine months ended September 30, 2007 were $999,997 which is an increase from $506,704 in the nine months ended September 30, 2006. This change is primarily a reflection of the emphasis being placed and investments being made in the second and third quarters of 2007 in development and marketing of new products and service offerings while still continuing our efforts in seeking to acquire other companies. The increases were the result of salaries and consulting expenses related to product development associated to our change in emphasis.

INTEREST INCOME

Interest earned in the three months ended September 30, 2007 were $20,162 compared to $32,930 in the prior year. This was primarily due to a lower average balance invested in 2007. Interest earned in the nine months ended September 30, 2007 were $65,577 compared to $77,186 in the prior year. The average balance was lower in 2007, but was partially offset by higher rates in 2007.

NET LOSS

We recognized a net loss of $324,077, during the three months ended September 30, 2007 compared to net loss of $189,160 during the same period in the prior year for an overall increase in net loss of $134,917. We recognized a net loss of $911,457, during the nine months ended September 30, 2007 compared to net loss of $389,162 during the same period in the prior year for an overall increase in net loss of $522,295. The increase in the net loss was primarily the result of an increase in selling, general and administrative expenses incurred in 2007 compared to the same period of the prior year. This was due to a greater emphasis being placed and investments being made in the second and third quarters of 2007 in new products and service offerings while still continuing our efforts in seeking to acquire other companies. We believe the steps being taken in new products and service offerings will allow us to compete effectively in the future.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $1,389,000 in cash and liabilities of approximately $86,800. Our net cash used in operating activities for the nine months ended September 30, 2007 was $894,519; hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

Net cash used by operating activities for the nine months ended September 30, 2007 was $894,519 which was primarily the result of the net loss of $911,457. This compared to net cash used by operating activities of $394,280 for the nine months ended September 30, 2006 which was primarily the result of net loss of $389,162. Net cash used in investing activities for the nine months ended September 30, 2007 was $11,107 compared to $14,631 for the nine months ended September 30, 2006 which change was due to a decrease in the purchase of property and equipment. For the nine months ended September 30, 2007, net cash used in financing activities was $12,500 compared to $740,799 which was provided by financing activities for the nine months ended September 30, 2006. The change in 2006 was due to completion of the equity financing during the first quarter of 2006 versus a return of an overpayment of equity in 2007. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months.

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

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: November 1, 2007	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: November 1, 2007	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)