Form 10KSB
period 2007-12-31
SPLINTERNET HOLDINGS INC
filed 2008-03-28
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 333-134658

SPLINTERNET HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-393-8509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

535 Connecticut Avenue, 2nd floor, Norwalk, CT 06854
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (203) 354-9164

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Issuer’s revenues for its most recent fiscal year:   $374,859.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 25, 2008, was approximately $14,000,000.

As of March 25, 2008, there were 56,715,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

SPLINTERNET HOLDINGS, INC.

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

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Since inception, we have been a developer of products, services, and marketing strategies centered around opportunities in Internet communications. Our approach is to develop products and services that will capitalize on the shift in telecommunications technologies from traditional telephony to Voice over Internet Protocol (VoIP).

In addition to our involvement in the telecommunications industry, during 2007, we developed a radiation detection device which we believe will broaden our scope to take advantage of opportunities in related technologies.

Telephone Industry Background

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

Telecommunications

The Splinternet service overlays voice communications on top of customers’ high-speed Internet connection. Each user of the system must have at least one of the following:

•	A personal computer (PC) which is loaded with a small (Splinternet-provided) softphone client application which permits the PC to function as a telephone;
•	Access to a PC which has Internet access, from which he can browse to the Splinternet website where there is a web-based softphone, from which the user can login and make and receive calls;
•
A small Integrated Access Device (IAD), which is a small digital device which interfaces between the Internet and a traditional telephone (Ethernet connector on one side and telephone jack on the other); and/or

•
An internet protocol (IP)-enabled telephone, which is a traditional telephone in function but which connects directly to the Internet, rather than the local telephone carrier. Users may have any or all of these devices and use them interchangeably.

Our retail strategy, meaning the acquisition of individual users and small business customers, primarily consists of entering into strategic relationships with local, national and international third parties to assist in a variety of ways with the selling of our branded VoIP services. We may contract with individuals to act as re-sellers of our services to ultimate end-users or we may partner with groups bound by a common thread, such as geography, university affiliation or union membership for which we would provide the entire suite of VoIP services.

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

During the quarter ended June 30, 2007, we began purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy.

Additionally, we formed a new division in 2007, Nutmeg Systems, which focuses on leveraging our communications technologies on the Macintosh platform. The first product we intend to release will be a PBX (private branch exchange) for use on the Mac Operating System. This IP-based telephone system, which will be installed on a Mac Mini, is designed specifically for businesses with up to 10 phone lines using VoIP.

Radiation Detection

During 2007, we developed a device and process to both detect and report the detection of radiation, specifically gamma rays characteristic of the materials most likely to be used in creating radiation dispersion devices, sometimes referred to as “dirty bombs”. We have initiated the process of patenting the detection and reporting process. The Company believes that there is a large market for such a product. We believe that our system is significantly more effective than existing systems and it can detect as little as 2 mR/hr of radiation, a dosage which is comparable to one Curie of radiological material from a distance of twelve meters. We have documented the results in two private laboratories and are currently beginning the process of affirmation in U.S. government laboratories. The Company plans to begin production and sale in the spring of 2008. We intend to outsource the manufacture of the hardware so as to reduce the investment required to a minimum. We will engage third parties to market the product. The Company believes that its largest customers will be the government, health care, shipping, transportation, security and related industries.

On December 10, 2007, the Company entered into a Value-Added Reseller Agreement with Vidiation, LLC under which the Company has appointed Vidiation, LLC as an authorized, non-exclusive value-added reseller and channel or alliance partner of the Company in order to develop and license applications pertaining to the networked radiation detection device developed by the Company (the “Splinternet Radiation Detection Product”). Vidiation, LLC is a development-stage company with technology to identify radioactive materials by analyzing streams of data from video surveillance systems (the “Vidiation Radiation Detection Product”). On the same date, the Company also entered into a Value-Added Reseller Agreement with Vidiation, LLC under which Vidiation, LLC has appointed the Company as an authorized, non-exclusive value-added reseller and channel or alliance partner of Vidiation, LLC in order to develop and license applications pertaining to the Vidiation Radiation Detection Product. Both agreements provide, among other things, for the Company and Vidiation, LLC to provide its respective radiation detection product to the other for research and product development purposes and a second system for demonstration purposes, and each will provide integration and marketing support, training and technological support for its product to the other. Also, each will provide, in its capacity as a reseller of the other’s product, certain training and end user support. The initial term of each agreement is three years subject to earlier termination as described in each agreement.

Recent Events

Subsequent to the 2007 year end, on February 7, 2008, we entered into an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) with Vidiation, Inc., a Delaware corporation, pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) will merge into Vidiation, Inc., as a result of which Vidiation, Inc. will become a wholly-owned subsidiary of the Company. Upon closing, we will issue an aggregate of 4,788,179 shares of common stock of the Company to the current shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Vidiation, Inc. is a newly-formed radiation detection company, which intends to acquire certain assets held by Vidiation, LLC. Both Vidiation, Inc. and Vidiation, LLC are companies controlled by Frank O’Connor, who will remain President of Vidiation, Inc. upon closing.  The closing is subject to a number of conditions including but not limited to the completion of due diligence and the completion of Vidiation, Inc.’s acquisition of certain assets of Vidiation, LLC on terms acceptable to the Company. In addition, in the event the closing does not occur on or before April 30, 2008, we shall have the option to terminate the Vidiation Merger Agreement. No assurance can be made that the transaction will be completed.

In February and March 2008, we made loans to Vidiation, Inc. in the principal amount of $125,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC.

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

With regard to the proposed radiation detection business, we will compete on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of our services and our prompt and responsive performance. In much of the world, radiation detection activities are conducted by a combination of private entities and governmental agencies. In the United States, most of our competitors are larger, have substantial resources, and have been particularly active in recent years in soliciting business. We will also face substantial competitive pressures from a number of smaller competitors.

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

The radiation detection industry is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our proposed entry into this business or operations in the future and/or could increase the cost of compliance. Our products will have to comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect us and the market perception of the effectiveness of our proposed products. In the future, changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures. Additionally, changes affecting radiation detection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of our existing products and processes. Such costs include services provided primarily by outside contractors. All costs associated with research and development are expensed as incurred. During the years ended December 31, 2007 and 2006, the amounts spent on research and development activities were $115,823 and $25,235, respectively.

Intellectual Property

Development or ownership of intellectual property is not necessary for the services we seek to provide in the telecommunications industry. Consequently, we do not own or license any intellectual property. The hardware necessary for our services is not proprietary to Splinternet and much of the software utilized is open source software. We have written proprietary software which functions as the user and administrative interface with our system and other software which functions as the performance monitor and intra-system coordinator. It should be noted that this software is not part of our product, and there is not likely to be a market for it outside of the Company. We have also contracted with non-employees to develop special purpose tools and system enhancements.

With regard to our radiation detection device, patents will be material to our operations. We have initiated the process of patenting our detection and reporting process. No assurance can be given that such patent application will be granted.

Employees

We presently employ two management employees. We use contract labor for most of our technical and professional needs.

We cannot be assured of being able to attract quality employees in the future. The establishment of our business will be largely contingent on our ability to attract and retain personnel for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

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

In addition to the following risks which, except as otherwise noted, concern the telecommunications industry, we will also face additional risks with regard to our proposed radiation detection business and the industry within which it competes, which risks will be substantial.

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will ever be profitable. Our revenues for our fiscal year 2007 were primarily from a single customer. Even if we succeed with our current business plan, we may never become profitable, as we will continue to incur operating and capital expenditures for items such as salary, inventory, data processing equipment, shipping and other ongoing business activities.

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

LOSS OF OUR LARGEST CUSTOMER COULD RESULT IN SUBSTANTIAL DECREASE IN REVENUES.

Our revenues for our fiscal year 2007 were primarily from a single customer, Buena Vox, LLC, and for fiscal year 2006 82% of revenues were primarily from three customers, NetComm Services 39%, Multitech International, Inc. 27% and Internet Global Phone 16%. Should that customer stop using our services for any reason, our business would be significantly affected. There is no certainty that the Company would be able to replace the lost revenues.

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

THE MARKET FOR VOIP SERVICES MAY NOT DEVELOP AS ANTICIPATED, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR VOICE STRATEGY.

The success of our VoIP service depends on growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as an unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

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

We have spent and will continue to spend significant resources enhancing our existing services and developing, implementing and launching our VoIP services. We believe IP-based voice services represent a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

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

As competition in the telecommunications market continues to intensify, competitors may continue to merge or form strategic alliances that would increase their ability to compete with us for subscribers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base. Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new subscribers through our own sales and marketing efforts may increase, and/or churn may increase. Increased churn rates indicate more customers are discontinuing services which results in a decrease in our customer base and adversely impacts costs and revenues.

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

Our ability to compete effectively in the telecommunications services industry will depend upon our ability to (i) continue to provide high quality services at prices competitive with, or lower than, those charged by our competitors and (ii) develop new and innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

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

WE MAY BE SUBJECT TO INTENSE GOVERNMENT REGULATION.

The current regulatory environment for VoIP services remains unclear. Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP providers. The Federal Communications Commission (“FCC”) has already required us to meet various emergency service requirements (such as “E911”) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

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

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Management of Splinternet beneficially owns 62.4% of the voting shares of Splinternet Holdings, Inc. as of March 25, 2008. As a result, management will possess meaningful influence and control over the Company, and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

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

In order for Splinternet Holdings, Inc. to obtain additional capital or complete a business combination, it may find it necessary to issue securities (See Part I, Item 1 “Our Business – Radiation Detection – Recent Events”), including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the Common Stock can be expected to decline.

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

WE WILL FACE SIGNIFICANT COMPETITION IN THE RADIATION DETECTION INDUSTRY.

With regard to our proposed radiation detection business, we will compete on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of our services and our prompt and responsive performance. In much of the world, radiation detection activities are conducted by a combination of private entities and governmental agencies. In the United States, most of our competitors are larger, have substantial resources, and have been particularly active in recent years in soliciting business. We will also face substantial competitive pressures from a number of smaller competitors.

THE RADIATION DETECTION INDUSTRY IS SUBJECT TO EXTENSIVE DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS, WHICH COULD INCREASE OUR COSTS, CAUSE US TO INCUR LIABILITIES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The radiation detection industry is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our proposed entry into this business or operations in the future and/or could increase the cost of compliance. Our products will have to comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect us and the market perception of the effectiveness of our proposed products. In the future, changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures. Additionally, changes affecting radiation detection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IN THE RADIATION DETECTION INDUSTRY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

With regard to our radiation detection device, patents will be material to our operations. We have initiated the process of patenting our detection and reporting process. No assurance can be given that such patent application will be granted. Our success will depend in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “SLNH.” It has been listed on the OTC Bulletin Board since October 5, 2006. The high and low closing prices for our common stock, for the two fiscal years ended December 31, 2006 and 2007, respectively, are as follows:

	High	Low

Common Stock Fiscal 2006
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter (beginning October 5, 2006)	$2.65	$1.70

Common Stock Fiscal 2007
1st Quarter	$2.22	$1.65
2nd Quarter	$2.07	$1.03
3rd Quarter	$1.50	$0.71
4th Quarter .	$1.20	$0.55

The closing price of our common stock on March 25, 2008 was $1.00.

As of March 25, 2008, there were approximately 11 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. As of March 25, 2008, we believe there are approximately 200 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2007, that were not previously disclosed in a Quarterly Report on Form 10-QSB, or in a Current Report on Form 8-K:

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

On November 6, 2007 two existing shareholders of the Company (Atheneum Capital and The Mountain View Trust) exercised all of their warrants to purchase 3,214,500 shares of common stock.

Since our inception, the Company has generated limited revenues. We are presently considering the acquisition of other companies with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended June 30, 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

Recent Events

During 2007, we developed a device and process to both detect and report the detection of radiation, specifically gamma rays characteristic of the materials most likely to be used in creating radiation dispersion devices, sometimes referred to as “dirty bombs”. We have initiated the process of patenting the detection and reporting process. The Company believes that there is a large market for such a product. We believe that our system is significantly more effective than existing systems and it can detect as little as 2 mR/hr of radiation, a dosage which is comparable to one Curie of radiological material from a distance of twelve meters. We have documented the results in two private laboratories and are currently beginning the process of affirmation in U.S. government laboratories. The Company plans to begin production and sale in the spring of 2008. We intend to outsource the manufacture of the hardware so as to reduce the investment required to a minimum. We will engage third parties to market the product. The Company believes that its largest customers will be the government, health care, shipping, transportation, security and related industries.

On December 10, 2007, the Company entered into a Value-Added Reseller Agreement with Vidiation, LLC under which the Company has appointed Vidiation, LLC as an authorized, non-exclusive value-added reseller and channel or alliance partner of the Company in order to develop and license applications pertaining to the networked radiation detection device developed by the Company (the “Splinternet Radiation Detection Product”). Vidiation, LLC is a development-stage company with technology to identify radioactive materials by analyzing streams of data from video surveillance systems (the “Vidiation Radiation Detection Product”). On the same date, the Company also entered into a Value-Added Reseller Agreement with Vidiation, LLC under which Vidiation, LLC has appointed the Company as an authorized, non-exclusive value-added reseller and channel or alliance partner of Vidiation, LLC in order to develop and license applications pertaining to the Vidiation Radiation Detection Product. Both agreements provide, among other things, for the Company and Vidiation, LLC to provide its respective radiation detection product to the other for research and product development purposes and a second system for demonstration purposes, and each will provide integration and marketing support, training and technological support for its product to the other. Also, each will provide, in its capacity as a reseller of the other’s product, certain training and end user support. The initial term of each agreement is three years subject to earlier termination as described in each agreement.

Subsequent to the 2007 year end, on February 7, 2008, we entered into an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) with Vidiation, Inc., a Delaware corporation, pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) will merge into Vidiation, Inc., as a result of which Vidiation, Inc. will become a wholly-owned subsidiary of the Company. Upon closing, we will issue an aggregate of 4,788,179 shares of common stock of the Company to the current shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. Vidiation, Inc. is a newly-formed radiation detection company, which intends to acquire certain assets held by Vidiation, LLC. Both Vidiation, Inc. and Vidiation, LLC are companies controlled by Frank O’Connor, who will remain President of Vidiation, Inc. upon closing. The closing is subject to a number of conditions including but not limited to the completion of due diligence and the completion of Vidiation, Inc.’s acquisition of certain assets of Vidiation, LLC on terms acceptable to the Company. In addition, in the event the closing does not occur on or before April 30, 2008, we shall have the option to terminate the Vidiation Merger Agreement. No assurance can be made that the transaction will be completed.

In February and March 2008, we made loans to Vidiation, Inc. in the principal amount of $125,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC.

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Revenues
Net revenues for 2007 were $374,859 which is an increase from $73,272 in 2006. A substantial portion of sales in 2007 were to BuenaVox, LLC. There have been only minor sales to other companies in 2007. While we are optimistic that our future revenues will exceed 2007’s revenues (regardless of the specific customers involved), we cannot be assured that this will be the case.

Cost of Revenues
The use of VOIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet.

In 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers. For 2007, the costs of the wholesale minutes were $344,870. In 2006, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others). The Company did not resell wholesale minutes during 2006. For 2007, we had gross profit of $29,989 compared to gross profit of $48,272 for 2006. This decrease in 2007 gross profit is a reflection of the focus on termination services versus hosting services.

Selling, general and administrative expenses
In 2007, total selling, general and administrative expenses were $1,179,947, which increased from $743,756 in 2006. This change is primarily a reflection of the emphasis being placed on and investments being made in 2007 including consulting expense and marketing of new products and service offerings while still continuing our efforts in seeking to acquire other companies.

Research and development increased to $115,823 in 2007 from $25,235 in 2006. The increases were the result of consulting expenses related to product development associated with our CallMe! Banner and radiation detection device.

Interest Income
The Company had $83,897 interest income in 2007. The Company recorded $112,236 in interest income in 2006 as a result of investing the cash raised at the end of 2005 and the beginning of 2006 from the sale of common stock and having it invested for the entire year. The decrease is due to lower average balances available for investing in 2007 versus 2006.

Interest Expense
The Company had no interest expense in 2007. The Company recorded $528 in interest expense in 2006.

Provision for Income Taxes
Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $1,181,884 in 2007 compared to a loss of $609,011 in 2006. The loss was due primarily to expenditures for selling, general and administrative expenses and consulting expenses for product development related to our change in strategy from a reliance on wholesale business to our investment in new products and service offerings.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $1,105,000 in cash, $32,000 in accounts receivable receivables and $156,000 in notes receivable and interest less approximately $73,000 in liabilities. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock which was effected by our filing of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 8, 2006, we feel we will have increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter. Effective October 5, 2006, our Common Stock commenced trading on the OTC Bulletin Board under the symbol “SLNH”.

Net cash used by operating activities for the year ended December 31, 2007 was $1,178,569 which was primarily the result of the net loss of $1,181,884. This compared to net cash used by operating activities of $615,375 for the year ended December 31, 2006 which was primarily the result of the net loss of $609,011. Net cash used in investing activities for the year ended December 31, 2006 was $17,795 compared to $11,106 for the year ended December 31, 2007 which change was due to a decrease in the purchase of property and equipment. For the year ended December 31, 2006, net cash provided by financing activities was $740,800 compared to a usage of $12,500 for the year ended December 31, 2007. The $12,500 represented an overpayment of an investor’s investment that was repaid. The change in 2006 was due to the completion of the equity financing during the first quarter of 2006 which had commenced in 2005. There was no equity financing activity in 2007. We expect no trends will impact our short-term liquidity, since we have adequate resources to cover our operating costs for at least 12 months, including costs associated with the proposed acquisition of Vidiation, Inc. (see “Recent Events” above).

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

The following table is a summary of contractual obligations recorded as of December 31, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years

Operating Lease Obligations	$80,961	$69,955	$11,006

Total	$80,961	$69,955	$11,006

Future Commitments

The Company has identified a certain acquisition target and is in the process of negotiating terms and securing funds to acquire the target. There is no guarantee that the Company will successfully negotiate terms and secure the necessary financing to acquire and operate the identified assets (see “Recent Events” above).

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes revenue when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, the Company only recognizes the portion of revenue due for services performed in the current reporting period. In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, the Company defers the revenue recognition until the end of that acceptance period.

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

Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the year ended December 31, 2007, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2007 and December 31, 2006.

Item 7.	Financial Statements.

Splinternet Holdings, Inc. and Subsidiary

TABLE OF CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1-F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Splinternet Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Splinternet Holdings, Inc. and subsidiary as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinternet Holdings, Inc. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Splinternet Holdings, Inc’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New York, New York
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Splinternet Holdings, Inc.

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Splinternet Holdings, Inc. and subsidiary for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Splinternet Holdings, Inc. and subsidiary for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 1, 2007

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Assets
Current assets
Cash and cash equivalents	$1,105,057
Accounts receivable	32,363

Prepaid expenses	40,848
Notes receivable	155,916
Total current assets	1,334,184

Property and equipment, net	23,504
Deposit	13,544
Total assets	$1,371,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$28,693
Accrued expenses	44,304
Total current liabilities	72,997

Commitments
Stockholders’ equity:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 90,000,000 shares authorized; 56,715,000 issued and outstanding	56,715
Additional paid-in capital	3,195,171
Accumulated deficit	(1,953,651)
Total stockholders’ equity	1,298,235
Total liabilities and stockholders’ equity	$1,371,232

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2006

Revenues	$374,859	$73,272
Cost of sales	344,870	25,000
Gross margin	29,989	48,272
Selling, general and administrative expenses	1,179,947	743,756
Research and development costs	115,823	25,235
Loss from operations	(1,265,781)	(720,719)
Interest income	83,897	112,236
Interest expense		528

Net loss	$(1,181,884)	$(609,011)

Net loss per share – basic and diluted:
Net loss
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common stock outstanding:
Basic	53,984,877	53,425,500
Diluted	53,984,877	53,425,500

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Year ended December 31, 2005:	51,675,500	$51,675	$2,317,615	$(162,756)	$2,206,534

Issuance of common stock	1,825,000	1,825	738,975		740,800

Net loss				(609,011)	(609,011)

Balance, December 31, 2006	53,500,500	53,500	3,056,590	(771,767)	2,338,323

Exercise of warrants	3,214,500	3,215	151,081		154,296

Return of common stock proceeds			(12,500)		(12,500)

Net loss				(1,181,884)	(1,181,884)

Balance, December 31, 2007	56,715,000	$56,715	$3,195,171	$(1,953,651)	$1,298,235

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,181,884)	$(609,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,350	2,597
Accrued interest on notes receivable	(1,620)	-
Changes in assets and liabilities:
Increase in accounts receivable	(24,663)	(6,061)
Decrease (increase) in deposits	2,127	(21,044)
Decrease (increase) in prepaid expenses	3,991	(35,723)
Increase in accounts payable	6,270	22,423
Increase in accrued expenses	13,060	31,244
(Decrease) increase in customer deposits	(200)	200
Net cash used in operating activities	(1,178,569)	(615,375)

Cash flows from investing activities:
Purchases of property and equipment	(11,106)	(17,795)
Net cash used in investing activities	(11,106)	(17,795)

Cash flows from financing activities:
Return of common stock proceeds	(12,500)	-
Net proceeds from the issuance of common stock and warrants		740,800
Net cash (used in) provided by financing activities	(12,500)	740,800

Net (decrease) increase in cash and cash equivalents	(1,202,175)	107,630

Cash and cash equivalents at beginning of year	2,307,232	2,199,602

Cash and cash equivalents at end of year	$1,105,057	$2,307,232

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$528
Cash paid during the year for income taxes	$-	$-
Non-cash financing and investing activities:
Notes receivable issued upon exercise of warrants for common stock	$154,296	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Splinternet Communications, Inc. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes revenue when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, the Company only recognizes the portion of revenue due for services performed in the current reporting period. In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, the Company defers the revenue recognition until the end of that acceptance period.

The Company also purchases hardware (for resale) from suppliers who offer a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, the warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements. No warranty cost or liability has been recorded as of December 31, 2007 and for the years ended December 31, 2007 and 2006, respectively.

Research and Development Costs

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of existing products and processes. Such costs include services provided primarily by outside contractors. All costs associated with research and development are expensed as incurred.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2007 and December 31, 2006.

The tax years 2003 through 2006 remain open to examination in the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Warrants in the amount of 3,214,500 are not included in diluted net loss per share for the years ended December 31, 2007 and 2006 because they would be antidilutive.

Stockholders' equity

During the period from inception in 2000 to December 31, 2004, the Company issued 44,785,500 shares of common stock and received proceeds of $196,400.

During the year ended December 31, 2005, the Company issued 2,715,000 shares of common stock and received proceeds of $100,000. In connection with these issuances the investors received warrants to purchase 3,214,500 shares of common stock at an exercise price of $.048 per share. The warrants would have expired in November 2007.

During November and December of 2005 the Company commenced selling common stock through a private placement. As of December 31, 2005, the Company had received subscriptions and funds for 4,175,000 shares at a price of $.50 per share, or gross proceeds of $2,087,500, less fees of approximately $14,610. Subsequent to December 31, 2005 the Company sold the remainder of the offering (1,825,000 common shares) for an additional $912,500 in gross proceeds less fees of approximately $171,700. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity. The Company is currently authorized to issue 90,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock.

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

On November 6, 2007 two existing shareholders of the Company (Atheneum Capital and The Mountain View Trust) exercised all of their warrants to purchase 3,214,500 shares of common stock. Each of the two shareholders signed one year interest bearing notes totaling $154,296 in full payment of the exercise price. The interest rate is 7% and interest only is paid quarterly. The principal and all accrued but unpaid interest is due on November 6, 2008. The board of directors agreed to modify the warrant agreements to allow the signing of notes in lieu of payment in cash.

Unless noted otherwise, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the stock split and share exchange which resulted in Splinternet Communications, Inc. stockholders becoming Splinternet Holdings, Inc. stockholders.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for acquisitions in fiscal years beginning after December 15, 2008.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

December 31,
2007
Property and equipment	$30,451
Less: accumulated depreciation	(6,947)
Property and equipment, net	$23,504

NOTE 4.  INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards of approximately $1,949,000 and $772,000 as of December 31, 2007 and December 31, 2006, respectively which will expire at various dates through 2027.

Deferred tax assets and the valuation allowances as of December 31, 2007 are as follows:

2007
Deferred tax asset:

Net operating loss carryforward	$470,800

Valuation allowance	(470,800)

$-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended December 31,	2007	2006

Tax benefit at federal and state statutory rates	(40)%	(40)%

Increase in valuation allowance	40%	40%
	0%	0%

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance for the years ended December 31, 2007 and 2006. Based upon the Company’s current operating results, management has concluded that it is not more likely than not that such assets will be realized.

NOTE 5. COMMITMENTS

The Company has a non-cancelable office lease agreement and a one year lease agreement on our co-locate space that expire at various times through March 2009. Aggregate future minimum lease payments are as follows:

Year ending December 31:
2008	$69,955
2009	11,006
$80,961

Rent expense charged to operations amounted to approximately $56,900 and $52,000 for the years ended December 31, 2007 and 2006, respectively.

On December 10, 2007, the Company entered into a Value-Added Reseller Agreement with Vidiation, LLC under which the Company has appointed Vidiation, LLC as an authorized, non-exclusive value-added reseller and channel or alliance partner of the Company in order to develop and license applications pertaining to the networked radiation detection device developed by the Company (the “Splinternet Radiation Detection Product”). Vidiation, LLC is a development-stage company with technology to identify radioactive materials by analyzing streams of data from video surveillance systems (the “Vidiation Radiation Detection Product”). On the same date, the Company also entered into a Value-Added Reseller Agreement with Vidiation, LLC under which Vidiation, LLC has appointed the Company as an authorized, non-exclusive value-added reseller and channel or alliance partner of Vidiation, LLC in order to develop and license applications pertaining to the Vidiation Radiation Detection Product. Both agreements provide, among other things, for the Company and Vidiation, LLC to provide its respective radiation detection product to the other for research and product development purposes and a second system for demonstration purposes, and each will provide integration and marketing support, training and technological support for its product to the other. Also, each will provide, in its capacity as a reseller of the other’s product, certain training and end user support. The initial term of each agreement is three years subject to earlier termination as described in each agreement.

NOTE 6. MAJOR CUSTOMERS

During the year ended December 31, 2007, one customer accounted for approximately 94% of net revenues. During the year ended December 31, 2006 three customers accounted for 39%, 27%, and 16% of net revenues, respectively.

NOTE 7. SUBSEQUENT EVENT

On February 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) with Vidiation, Inc., a Delaware corporation, pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) will merge into Vidiation, Inc., as a result of which Vidiation, Inc. will become a wholly-owned subsidiary of the Company. Upon closing, the Company will issue an aggregate of 4,788,179 shares of common stock of the Company to the current shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. Vidiation, Inc. is a newly-formed radiation detection company, which intends to acquire certain assets held by Vidiation, LLC. Both Vidiation, Inc. and Vidiation, LLC are companies controlled by Frank O’Connor, who will remain President of Vidiation, Inc. upon closing. The closing is subject to a number of conditions including but not limited to the completion of due diligence and the completion of Vidiation, Inc.’s acquisition of certain assets of Vidiation, LLC on terms acceptable to the Company. In addition, in the event the closing does not occur on or before April 30, 2008, the Company shall have the option to terminate the Vidiation Merger Agreement. No assurance can be made that the transaction will be completed.

In February and March 2008, the Company made loans to Vidiation, Inc. in the principal amount of $125,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures

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

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Respectfully,
James C. Ackerly, President and Chief Executive Officer
John T. Grippo, Chief Financial Officer

Item 8B.	Other Information.

None.

PART II.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

Name	Age	Positions
James C. Ackerly	59	Chairman of the Board, President. Secretary, Treasurer and Director
Edmund L. Resor	57	Vice President, Director
Thomas M. Flohr	56	Director
John T. Grippo	52	Chief Financial Officer

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

James C. Ackerly has been Chairman of the Board, President, Secretary, Treasurer and a Director of Splinternet Communications, Inc. since January 2000. Since 1995, Mr. Ackerly has provided technology consulting and design services to AMR Corp., The Sabre Group, AT&T and others while working as an independent consultant. He currently serves on the board of directors of SpectrumDNA, Inc., ATL Communications and Cronus Technologies, Inc. Mr. Ackerly earned an A.B. in Physics from Williams College and an M.B.A. from Harvard Graduate School of Business Administration.

John T. Grippo serves as Chief Financial Officer of the Company since 2006.  Mr. Grippo has been the president of his own financial management practice, John Grippo, Inc. since 1999.  His firm provides services as a Chief Financial Officer to small to mid-sized public and private companies and also provides other related accounting and consulting services.  Prior to that, Mr. Grippo served for ten years as a full time Chief Financial Officer to companies in housewares, electric vehicles and financial services industries.  He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a Certified Public Accountant and a member of the New York Society of Certified Public Accountants.

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

Thomas M. Flohr has been a Director of the Company since January 2005.  Since 1992, Mr. Flohr has been the Principal of Spring Capital Group and Emerging Markets Group, financial advisory firms specializing in financial advisory services in developed markets and providing privatization and private sector development advice to governments and companies in emerging markets.  Since 2000, Mr. Flohr has been a founder, director and/or investor in a number of early stage enterprises including International Media Holdings, Inc., a company focused on delivering advertising to selected media channels in China, an alternative investment fund focused on Central and Eastern Europe, MCS America, Inc., the US arm of an independent UK music publishing business, and e-Go Technologies, a franchisee of TMP / Monster Worldwide since spun-off as part of Hudson Global Resources.  Mr. Flohr earned A.B. and A.M. degrees in Economics from Stanford University, an M.B.A. from Harvard Graduate School of Business Administration and a J.D. from Columbia University School of Law.

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

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2006 and December 31, 2007. No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
James C.	2007	$195,000	$0	$0	$0	$0	$0	$11,987	(1)	$206,987
Ackerly, President and Chief Executive Officer	2006	179,000	0	0	0	0	0	11,543	(1)	190,543

(1) The Company paid $11,987 in 2007 and $11,543 in 2006 of Mr. Ackerly’s medical expenses.

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

Employment Agreements

None

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2008, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

James C. Ackerly c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	23,396,250	41.3%	41.3%

Edmund L. Resor c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	7,658,832	13.5%	13.5%

Thomas M. Flohr c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	4,309,500	7.6%	7.6%

Richard Rankin c/o Atheneum Capital LLC 51 Locust St New Canaan, CT 06840	6,885,750(3)	12.1%	12.1%

Mary M. Ackerly PO Box 570 Norfolk, CT 06058	3,806,500(4)	6.7%	6.7%

All executive officers and directors as a group (3 persons)	35,364,582	62.4%	62.4%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after December 31, 2007.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)
Includes 3,234,500 shares of Common Stock which are owned by Atheneum Capital (“Atheneum”), which is a company controlled by Richard Rankin, and 3,651,250 shares of Common Stock held by Mr. Rankin individually.

(4)
Includes 796,000 shares of Common Stock held by Mary M. Ackerly individually, and 3,010,500 shares of Common Stock held as trustee for trusts which benefit minor children. Ms. Ackerly is the sister of Mr. James C. Ackerly.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation paid to Mr. Ackerly as described above under “Executive Compensation” and otherwise as described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On November 6, 2007, we issued 1,607,250 shares of common stock of the Company to each of Atheneum Capital LLC (“Atheneum”) and The Mountain View Trust (“Mountain View”) upon exercise of warrants granted on November 7, 2005 exercisable at $0.048 per share. In payment of the exercise price, each of Atheneum and Mountain View delivered a one-year promissory note, along with a personal guaranty, to the Company in the principal sum of $77,148.00 due and payable on November 6, 2008 with interest at 7.0% per annum payable quarterly. At the time thereof, each of Atheneum and Mountain View was an existing stockholder of the Company. The shares of common stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for “transactions by the issuer not involving any public offering”.

Director Independence

Our board of directors currently consists of three members. They are James C. Ackerly, Edmund L. Resor and Thomas M. Flohr. Mr. Ackerly is the Company’s Chairman of the Board, President, Secretary and Treasurer, and Mr. Resor is a Vice President. At present, Mr. Flohr is the sole independent director. We have determined Mr. Flohr’s independence using the definition of independence set forth in NASD Rule 4200.

Item 13.	Exhibits.

Incorporated by
Exhibit No.	Name of Exhibit	Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Share Exchange Agreement by and among Splinternet Holdings, Inc., Splinternet Communications, Inc. and the former shareholders of Splinternet Communications, Inc.	Exhibit 10.1 (1)
10.2.1	Form of Common Stock Purchase Warrant issued to Atheneum Capital	Exhibit 10.2.1 (1)
10.2.2	Form of Common Stock Purchase Warrant issued to The Mountain View Trust	Exhibit 10.2.2 (1)
10.3	Lease by and between Splinternet Communications, Inc. and SYN-CONN, LLC	Exhibit 10.5 (1)
10.4	Value-Added Reseller Agreement between Splinternet Holdings, Inc. and Vidiation, LLC, as Reseller, dated December 10, 2007	Exhibit 10.1 (2)
10.5	Value-Added Reseller Agreement between Splinternet Holdings, Inc., as Reseller, and Vidiation, LLC, dated December 10, 2007	Exhibit 10.2 (2)
10.6	Agreement and Plan of Merger dated as of February 7, 2008 among Splinternet Holdings, Inc., Splinternet Merger Sub I, Inc. and Vidiation, Inc.	Exhibit 10.1 (3)
21.1	Subsidiaries of Splinternet Holdings, Inc.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

____________________

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed June 1, 2006, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 13, 2007, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 12, 2008, and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

Through September 30, 2005, Goldstein Golub Kessler LLP (‘‘GGK’’) had a continuing relationship with American Express Tax and Business Services (‘‘TBS’’), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and GGK established a similar relationship with RSM McGladrey, Inc. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

McGladrey & Pullen, LLP (‘‘M&P’’) have billed and anticipate billing the Company as follows for the year ended December  31, 2007. As we have previously disclosed, certain of the partners of GGK became partners of M&P effective October 3, 2007. As a result, GGK resigned as auditors of the Company effective November 15, 2007 and M&P were appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

Audit Fees

Audit fees billed to the Company by M&P for its audit of the Company’s financial statements included in this Form 10-KSB and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission for 2007 and 2006 totaled $37,000 and $30,000, respectively.

  Audit-Related

There were no audit-related fees billed to the Company for the years ended December 31, 2007 and 2006, respectively.

Tax Fees

There were no tax fees billed to the Company for its tax returns for the years ended December 31, 2007 and 2006, respectively.

Other

No other fees were billed to the Company for all other non-audit or tax services rendered to the Company for the years ended December 31, 2007 and 2006, respectively.

Audit Committee Pre-Approval Policies

As of this filing date, Splinternet has no Audit Committee. Therefore it has not adopted a procedure under which all fees charged by M&P must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinternet Holdings, Inc.

BY:	/s/ James C. Ackerly
James C. Ackerly
President

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Ackerly	Chairman of the Board of Directors, President and Treasurer	March 27, 2008
James C. Ackerly	(Chief Executive Officer)

/s/ John T. Grippo	Chief Financial Officer	March 27, 2008
John T. Grippo	(Principal Financial Officer)

/s/ Edmund L. Resor	Vice President and Director	March 27, 2008
Edmund L. Resor

/s/ Thomas M. Flohr	Director	March 27, 2008
Thomas M. Flohr