Form 10-Q
period 2008-03-31
SPLINTERNET HOLDINGS INC
filed 2008-05-15
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (203) 354-9164

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 13, 2008, there were 61,503,179 outstanding shares of Common Stock, $.001 par value.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended March 31, 2008 and 2007	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash	$764,256	$1,105,057
Accounts receivable	20,455	32,363
Prepaid expenses	29,023	40,848
Notes receivable	155,886	155,916
Loans receivable	125,000	-

Total Current assets	1,094,620	1,334,184

Property and equipment, net	22,417	23,504

Security deposits	13,544	13,544
Total assets	$1,130,581	$1,371,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$77,378	$28,693
Accrued expenses	13,870	44,304
Total current liabilities	91,248	72,997
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and none outstanding Common stock, $0.001 par value; 90,000,000 shares authorized; 56,715,000 shares issued and outstanding	56,715	56,715
Additional paid-in capital	3,195,171	3,195,171
Accumulated deficit	(2,212,553)	(1,953,651)
Total stockholders’ equity	1,039,333	1,298,235
Total liabilities and stockholders’ equity	$1,130,581	$1,371,232

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenue	$178,658	$3,750

Cost of revenue	171,968	-
Gross profit	6,690	3,750

Selling, general and administrative expenses	219,363	294,841
Research and development costs	56,925	20,575
Loss from operations	(269,598)	(311,666)

Interest income	10,697	21,817
Net loss	$(258,901)	$(289,849)

Net loss per share:

Basic:	$(0.00)	$(0.00)

Diluted:	$(0.00)	$(0.00)

Weighted average common stock outstanding:

Basic	56,715,000	53,500,500
Diluted	56,715,000	53,500,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(258,901)	($ 289,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,087	729
Change in assets and liabilities
Decrease/(increase) in accounts receivable	11,908	(1,500)
Decrease in notes receivable	29	-
Decrease in prepaid expenses	11,825	13,155
Increase/(decrease) in accounts payable and accrued expenses	18,251	(23,476)

Net cash used in operating activities	(215,801)	(300,941)
Cash flows from investing activities:
Purchase of property and equipment	-	(1,060)
Net cash used in investing activities	-	(1,060)
Cash flows from financing activities:
Loans receivable	(125,000)	-
Return of common stock proceeds	-	(12,500)
Net cash used in financing activities	(125,000)	(12,500)

Net decrease in cash	(340,801)	(314,491)
Cash and cash equivalents, beginning of period	1,105,057	2,307,231
Cash and cash equivalents, end of period	$764,256	$1,992,740

See notes to condensed consolidated financial statements.

  SPLINTERNET HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On April 3, 2006, Splinternet Holdings, Inc., a Company incorporated in the State of Delaware on March 22, 2006 conducted a share for share exchange of securities with Splinternet Communications, Inc. (“Splinternet”) whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc. (“ the Company”). Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc.

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 2000. Splinternet is a developer of VoIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network.

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2008 and the results of operations and cash flows for the interim period of the fiscal year ending December 31, 2008 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of March 31,2008 the Company had no potentially dilutive securities outstanding. As of March 31, 2007, the Company had outstanding warrants to purchase an aggregate of 3,214,500 shares of common stock, which could potentially dilute future earnings per share. Since the impact of the warrants would be antidilutive, the warrants have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS No. 141 (revised 2007), "Business Combinations," which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.,  “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. MAJOR CUSTOMER

During the three months ended March 31, 2008, one customer (BuenaVox LLC) accounted for 96% of all revenues.

4. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of March 31, 2008 the Company has net operating loss carryforwards of approximately $2,200,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $880,000 as of March 31, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $880,000 at March 31, 2008.

5. SUBSEQUENT EVENT - ACQUISITION OF VIDIATION, INC.

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

In February and March 2008, the Company made loans to Vidiation, Inc. in the principal amount of $125,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC. Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”.

On April 16, 2008, the Company made an additional loan to Vidiation, Inc. in the principal amount of $40,000. Such loan is due on demand and accrues interest at a rate of 6.0% per annum to the date of payment in full. This obligation has been guaranteed by Frank O’Connor and Vidiation, LLC.

On April 30, 2008, the Company consummated the merger with Vidiation, Inc. pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company. Upon closing, the Company has issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. As a result, the former shareholders of Vidiation, Inc. now own 7.8% of the total issued and outstanding shares of common stock of the Company.

On April 30, 2008, and in connection with the closing, the parties executed a supplemental closing agreement whereby, among other things, (i) the parties acknowledged that the Vidiation loans shall not be extinguished as a result of the transaction consummated under the Vidiation Merger Agreement, and (ii) Vidiation, Inc. and Frank O’Connor reaffirmed and acknowledged their continuing obligation under the Vidiation loans. In addition, both Vidiation, Inc. and Frank O’Connor agreed to indemnify the Company with respect to any of the then existing liabilities of Vidiation, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On February 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) with Vidiation, Inc., a Delaware corporation, pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) (the “Merger Sub”) would merge into Vidiation, Inc., as a result of which Vidiation, Inc. would become a wholly-owned subsidiary of the Company. Upon closing, the Company would issue an aggregate of 4,788,179 shares of common stock of the Company to the current shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Vidiation, Inc. is a newly-formed radiation detection company, which acquired certain assets held by Vidiation, LLC. Both Vidiation, Inc. and Vidiation, LLC are companies formerly controlled by Frank O’Connor, who has remained President of Vidiation, Inc. The closing took place on April 30, 2008.

In February and March 2008, the Company made loans to Vidiation, Inc. in the principal amount of $125,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC. In April 2008 the Company made an additional loan to Vidiation, Inc. in the principal amount of $40,000 under the same terms and conditions.. Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”.

On April 30, 2008, the Company consummated the transaction contemplated by the Vidiation Merger Agreement pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company. Upon closing, the Company has issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. As a result, the former shareholders of Vidiation, Inc. now own 7.8% of the total issued and outstanding shares of common stock of the Company.

On April 30, 2008, and in connection with the closing, the parties executed a supplemental closing agreement whereby, among other things, (i) the parties acknowledged that the Vidiation Loans shall not be extinguished as a result of the transaction consummated under the Vidiation Merger Agreement, and (ii) Vidiation, Inc. and Frank O’Connor reaffirmed and acknowledged their continuing obligation under the Vidiation Loans. In addition, both Vidiation, Inc. and Frank O’Connor agreed to indemnify the Company with respect to any of the then existing liabilities of Vidiation, Inc.

Since our inception, the Company has generated limited revenues. Although we recently completed an acquisition of a company in the anti-terrorism industry, we are presently considering the acquisition of other companies operating in either the VoIP market space or with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended March 31, 2008, the Company continued purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers.

Additionally, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of radiation detection products and services. We continue to develop those products and expect to begin marketing them actively in the second quarter of this year. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

Recent Events

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares.

Results of Operations

SERVICE REVENUE

Service revenue for the quarter ended March 31, 2008 was $178,658 which is an increase from $3,750 in the quarter ended March 31, 2007. The Company continues to provide hosting services but new switching and termination services which were initiated during the second quarter 2007 accounts for the increase in revenues during the three months ended March 31, 2008.

COST OF REVENUE

The use of VoIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet.

In 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months ended March 31, 2008, the costs of the wholesale minutes were $171,968. In 2007, the services sold were limited to hosting (essentially renting space to others for locating their equipment) and switching (moving communications traffic over our system for others). The Company did not resell wholesale minutes during the same period in 2007. Therefore, we had no cost of revenue for the three months ended March 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the first quarter of 2008, selling, general and administrative costs were $219,363 which is a decrease from $294,841 in the comparable period in 2007. This change is primarily a reflection of the alteration in emphasis from VoIP to new radiation detection products and services during the first quarter of 2008. The decreases were the result of less consulting expenses associated with our change in emphasis.

RESEARCH AND DEVELOPMENT

Research and development increased to $56,925 in the three month ended March 31, 2008 from $20,575 for the comparable period in 2007. The increases were the result of consulting expenses related to product development associated with the Company’s radiation detection device and software.

INTEREST INCOME

Interest earned in the three months ended March 31, 2008 were $10,697 compared to $21,817 in the prior year. This was primarily due to a lower average balance invested in 2008,, but was partially offset by the interest of $1,590 on the Company's Notes Receivable and Loans to Vidiation, Inc.

NET LOSS

We recognized a net loss of $258,901, during the three months ended March 31, 2008 compared to net loss of $289,849 during the same period in the prior year for an overall decrease in net loss of $30,948. The decrease in the net loss was primarily the result of a decrease in selling, general and administrative expenses incurred in 2008 compared to the same period of the prior year. This was due to an emphasis being placed on development of new radiation detection products and services. We believe the steps being taken in development of our new radiation detection products and services offerings will allow us to increase revenues.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2008, we had approximately $764,200 in cash and liabilities of approximately $91,200. Our net cash used in operating activities for the three months ended March 31, 2008 was $215,801; hence, we require additional funding in order to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets.

Net cash used by operating activities for the three months ended March 31, 2008 was $215,801 which was primarily the result of the net loss of $258,901. Net cash used in investing activities for the three months ended March 31, 2008 was $0 compared to $1,060 for the three months ended March 31, 2007. This change was due to eliminating the purchase of property and equipment. For the three months ended March 31, 2008, net cash used in financing activities was $125,000 compared to $12,500 which was provided by financing activities for the three months ended March 31, 2007. The change in 2008 was due to the loans to Vidiation, Inc. of $125,000 during the first quarter of 2008 versus a return of an overpayment of equity in 2007. We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Capital Commitments

The Company currently has no material commitments for capital expenditures.

Trends

The radiation detection industry, which the Company has recently entered, is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our proposed entry into this business or operations in the future and/or could increase the cost of compliance. Our products will have to comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect us and the market perception of the effectiveness of our proposed products. In the future, changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures. Additionally, changes affecting radiation detection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

The VoIP industry in which we operate is in a state of dynamic and rapid change. VoIP services are gaining acceptance in the marketplace and we intend to take advantage of that trend by attempting to sell into a more willing marketplace, despite the increased competition.

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

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $2,212,553 as of March 31, 2008. For the three months ended March 31, 2008, our net loss was $258,901. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We will need additional financing in order to continue our operations which we may not be able to raise.

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of radiation detection equipment and services that is only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

Rapidly changing technology and substantial competition may adversely affect our business.

Our business is subject to rapid changes in technology.  We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive.  We compete with a number of companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than we do.  If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

Defects in our products may adversely affect our business.

Complex technologies such as the technologies developed by us may contain defects when introduced and also when updates and new products are released. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the NASDAQ SmallCap.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock.

MANY OF THESE RISKS AND UNCERTAINTIES ARE OUTSIDE OF OUR CONTROL AND ARE DIFFICULT FOR US TO FORECAST. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS.

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
Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.,  “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

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

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Agreement and Plan of Merger dated as of February 7, 2008 among Splinternet Holdings, Inc., Splinternet Merger Sub I, Inc. and Vidiation, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 12, 2008, and incorporated by reference herein)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: May 13, 2008	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: May 13, 2008	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)