Form 10-Q
period 2008-06-30
SPLINTERNET HOLDINGS INC
filed 2008-08-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐    No ☒

As of August 14, 2008, there were 61,503,179 outstanding shares of Common Stock, $.001 par value

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007

Condensed Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007

Notes to the Condensed Consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash	$287,632	$1,105,057
Accounts receivable	16,299	32,363
Prepaid expenses	21,954	40,848
Notes receivable	155,946	155,916
Total current assets	481,831	1,334,184

Property and equipment, net	40,836	23,504

Goodwill	2,831,790	—
Security deposits	14,394	13,544
Total assets	$3,368,851	$1,371,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$111,982	$28,693
Accrued expenses	72,525	44,304
Capital lease obligation-current portion	905	—
Total current liabilities	185,412	72,997

Capital lease obligation-long term portion	1,896	—
Advance from employee	12,663	—
Total liabilities	199,971	72,997
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and
none outstanding
Common stock, $0.001 par value; 90,000,000
shares authorized; 61,503,179 and 56,715,000 shares
issued and outstanding	61,503	56,715
Additional paid-in capital	5,834,590	3,195,171
Accumulated deficit	(2,727,563)	(1,953,651)
Total stockholders’ equity	3,168,880	1,298,235
Total liabilities and stockholders’ equity	$3,368,851	$1,371,232

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Service revenue	$222,301	$31,679	$400,959	$35,429

Cost of revenue	208,778	14,694	380,746	14,694

Gross profit	13,523	16,985	20,213	20,735

Selling, general and administrative expenses	478,001	297,540	697,364	592,381

Research and development costs	58,234	40,575	115,159	61,150

Loss from operations	(522,712)	(321,130)	(792,310)	(632,796)

Interest income	7,766	23,598	18,462	45,415
Interest expense	64	—	64	—
Net loss	$(515,010)	$(297,532)	$(773,912)	$(587,381)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common stock outstanding:
Basic and Diluted	59,924,658	53,500,500	58,319,829	53,500,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008		2007

Cash flow from operating activities:
Net loss	$	(773,912)	$	(587,381)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation		2,662		1,713
Non-cash stock option expense		35,000		—

Change in assets and liabilities, net of acquisition
Decrease/(increase) in accounts receivable		16,064		(19,813)
Decrease in prepaid expenses		22,189		26,311
Increase in notes receivable		(30)		—
Increase in deposits		—		(2,500)
Increase/(decrease) in accounts payable
and accrued expenses		45,602		(17,179)
Net cash used in operating activities		(652,425)		(598,849)

Cash flows from investing activities:
Purchase of property and equipment		—		(9,994)
Net cash used in investing activities		—		(9,994)

Cash flows from financing activities:
Pre acquisition loans to Vidiation, Inc.		(165,000)		—
Return of common stock proceeds		—		(12,500)
Net cash used in financing activities		(165,000)		(12,500)

Net decrease in cash and cash equivalents		(817,425)		(621,343)
Cash and cash equivalents, beginning of period		1,105,057		2,307,232
Cash and cash equivalents, end of period		$287,632		$1,685,889

Non-Cash Investing and Financing Activities:
Issuance of stock to purchase Vidiation, Inc.		$2,609,557		$—

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
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

On April 30, 2008, the Company acquired Vidiation, Inc. (“Vidiation”). Vidiation is a newly-formed radiation detection marketing company, for a purchase price of approximately $2.6 million, excluding transaction costs of approximately $0.01 million. The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of Vidiation from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date upon completion of a third party valuation.  All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 2000. Splinternet is a developer of VoIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2008 and the results of operations and cash flows for the interim period of the fiscal year ending December 31, 2008 presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements include all the accounts of the Company.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options to purchase 1,265,000 shares of the Company's common stock, as of June 30, 2008 and 3,214,500 warrants to purchase shares of common stock as of June 30, 2007, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and six months ended June 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 - Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company will adopt this Statement in fiscal year 2008 and does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. MAJOR CUSTOMER

During the three and six months ended June 30, 2008 and 2007, one customer (BuenaVox LLC) accounted for 96% and 71% of all revenues, respectively.

4. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2008 and 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of June 30, 2008 the Company has net operating loss carryforwards of approximately $2,716,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,086,000 as of June 30, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $1,086,000 at June 30, 2008.

5. ACQUISITION OF VIDIATION, INC.

On April 30, 2008, the Company acquired Vidiation pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) merged into Vidiation, as a result of which Vidiation became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation in exchange for the cancellation of the then outstanding shares of common stock of Vidiation. As a result, the former shareholders of Vidiation own 7.8% of the total issued and outstanding shares of common stock of the Company.

In connection with the closing, the parties executed a supplemental closing agreement whereby, among other things, (i) the parties acknowledged that the Vidiation loans shall not be extinguished as a result of the transaction consummated under the Vidiation Merger Agreement, and (ii) Vidiation and Frank O’Connor reaffirmed and acknowledged their continuing obligation under the Vidiation loans. In addition, both Vidiation and Vidiation’s president agreed to indemnify the Company with respect to any of the then existing liabilities of Vidiation.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for using the purchase method whereby intangible assets identified in connection with the acquisition were recorded in accordance with the provisions of SFAS No. 141.

Vidiation is a radiation detection marketing company. The acquisition is intended to accelerate revenue growth in the Company’s radiation detection business by increasing sales coverage through the addition of sales people from Vidiation with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.

The stock portion of the acquisition consists of 4,788,179 shares at a price per share of $.545, which was the average closing price of a share of Splinternet common stock for the average of the 5 consecutive trading days before and after prior to the public announcement by Splinternet of the contemplated purchase of Vidiation.

In February, March and April 2008, the Company made loans to Vidiation, Inc. in the principal amount of $165,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC. Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”. These loans have been eliminated in the consolidated financial statements as of June 30, 2008.

The following table summarizes the allocation of the purchase price based on estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition subject to a final third party valuation:

Total purchase price	$2,609,558
Assets acquired
Cash	$2,306
Prepaid expenses	3,295
Fixed assets	19,994
Deposits	850
Accounts payable and accrued expenses	79,000
Notes payable	169,678
Net liabilities acquired	(222,233)
Goodwill (residual)	$2,831,790

The pro forma effect on revenues, net loss, and loss per share amounts for the six months ended June 30, 2008, assuming the Vidiation, Inc. transaction had closed on January 1, 2008, are as follows:

Net revenues:    $    400,959
Net loss:             $ 1,000,070
Loss per share: $ 0.02 per share

The unaudited pro forma combined financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates presented and is not representative of the Company’s future consolidated results.

6. STOCK OPTION PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

The exercise price of Incentive Stock Options granted under the plan must be at least equal to the fair market value of the highest and lowest price of the shares on the date of the grant. The maximum term for each Incentive Stock Option granted is five years. Options shall be exercisable at such times and in such installments as the committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 2,000,000. The Stock Option Plan also provides for the granting of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, qualified performance awards and stock awards. The Board of Directors has not granted any of these other types of awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three and six months ended June 30, 2008 of approximately $35,000 for the options expected to vest. There were no grants of stock options for the three months ended March 31, 2008 or the three and six months ended June 30, 2007.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The following table summarizes stock option activity:

Options Outstanding	Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life
Balance at January 1, 2008	0
Granted Options	1,265,000	$1.35	4.8 Years
Balance at June 30, 2008	1,265,000	$1.35

At June 30, 2008 the aggregate intrinsic value was $58,500.

Number Outstanding			Weighted-Average Fair Value at Grant Date	Weighted-Average Contractual Life
Non-Vested shares at December 31, 2007	0		$—
Options Granted	1,265,000			$5.0
Options Vested	—	$
Non-Vested shares at June 30, 2008	1,265,000		$.81	4.8

As of June 30, 2008, there was approximately $585,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.8 years.

The fair value of options granted during the three and six months ended June 30, 2008 was approximately $1,031,000.

No stock options have been exercised since the adoption of the Stock Option Plan.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2008: risk-free interest rate of 2.4% and 2.96%  based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 5 years based upon the length of the grant. The expected volatility used was 83%, based on an average of volatility calculations from several public companies in the same industry. Options have vesting periods of 3 years with contractual lives of 5 years.

In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”, the Company measures the fair value of the equity instruments issued to non-employees using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

7. SEGMENT INFORMATION

The Company conducts its operations in two business segments; the Radiation Sensor and Detection Division and the VoIP Division. The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2007. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).

Three Months ended June 30, 2008	Radiation	VoIP	Corporate	Total
Revenues	$—	$222,301	$—	$222,301
Operating income (loss)	(314,961)	12,436	(220,187)	(522,712)
Total assets	2,851,297	44,128	473,426	3,368,851
Capital expenditures	—	—	—	—
Depreciation	487	1,088		1,575

Six Months ended June 30, 2008
Revenues	$—	$400,959	$—	$400,959
Operating income (loss)	(590,160)	18,038	(220,188)	(792,310)
Total assets	2,851,297	44,128	473,426	3,368,851
Capital expenditures	—	—	—	—
Depreciation	487	2,175	—	2,662

The Company operated only in the VoIP segment during 2007; therefore segment information is only presented for 2008.

8.   CONTINGENCY

The Company recently became involved in one claim arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of this matter would not have a material adverse impact on the financial position of the Company or the results of its operations and we intend to vigorously defend ourselves against this claim.

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

Forward-Looking Statements

This report contains “forward-looking statements”, which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably,

•	our ability to sell both new and existing products and services at profitable yet competitive prices, and

•	other risks and uncertainties set forth from time to time in our filings with the Securities and Exchange Commission.

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

On April 30, 2008, the Company acquired Vidiation, Inc. (“Vidiation”). The Company issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Vidiation, Inc. is a newly-formed radiation detection marketing company, which acquired certain assets held by Vidiation, LLC. Both Vidiation, Inc. and Vidiation, LLC are companies formerly controlled by Frank O’Connor, who has remained President of Vidiation, Inc.

In February, March and April 2008, the Company made loans to Vidiation, Inc. in the principal amount of $165,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC. Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”.

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

Since our inception, the Company has generated limited revenues. Although we recently completed an acquisition of a company in the anti-terrorism industry, we are presently considering the acquisition of other companies operating in either the VoIP market space or with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended June 30, 2008, the Company continued purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers.

Additionally, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of radiation detection products and services. We continue to develop those products and expect to begin marketing them actively in the second half of this year and expect to recognize additional revenue in the fourth quarter. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

Recent Events

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares. The adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the board of directors.

Results of Operations

SERVICE REVENUE

Service revenue for the three months and six months ended June 30, 2008 were $222,301 and $400,959 which is an increase from $31,679 and $35,429 for the three months and six months ended June 30, 2007. The Company continues to provide hosting services but new switching and termination services which were initiated during the second quarter 2007 accounts for the increase in revenues during the three and six months ended June 30, 2008.

COST OF REVENUE

The use of VoIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet.

In 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months and six months ended June 30, 2008, the costs of the wholesale minutes were $208,778 and $380,746. For the three months and six months ended June 30, 2007, the costs of the wholesale minutes were $14,694 and $14,694 respectively. The Company continues to provide hosting services but new switching and termination services which were initiated during the second quarter 2007 accounts for the increase in cost of revenue during the three and six months ended June 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended June 30, 2008, selling, general and administrative costs were $478,001 which is an increase from $297,540 in the comparable period in 2007. Selling, general and administrative costs for the six months ended June 30, 2008 were $697,364 which is an increase from $592,381 in the six months ended June 30, 2007. The increases were the result of two events which the Company undertook during the first half of 2008. The first was a change in our business strategy which moved the Company from an emphasis on VoIP to new radiation detection products and services. The second was the acquisition of Vidiation, Inc. Vidiation has four full-time salaried employees and three consultants. With this acquisition the Company’s S G & A expenses have also increased due to more sales travel and conference attendance.

RESEARCH AND DEVELOPMENT

Research and development increased to $58,234 and $115,159 in the three months and six months ended June 30, 2008 from $40,575 and $61,150 for the comparable periods in 2007. The increases were the result of consulting expenses related to product development associated with the Company’s radiation detection device and software.

INTEREST INCOME

Interest earned in the three months and six months ended June 30, 2008 were $7,766 and $18,462 compared to $23,598 and $45,415 for the comparable periods in 2007. This was primarily due to a lower average balance invested in 2008 due to the Company using cash to fund operations.

NET LOSS

We recognized a net loss of $515,010, during the three months ended June 30, 2008 compared to a net loss of $297,532 during the same period in the prior year for an overall increase in net loss of $217,478. We recognized a net loss of $773,912, during the six months ended June 30, 2008 compared to a net loss of $587,381 during the same period in the prior year for an overall increase in net loss of $186,531. The increases in the net loss were primarily the result of the acquisition of Vidiation, Inc. This was due to an emphasis being placed on development of new radiation detection products and services. We believe the steps being taken in development of our new radiation detection products and services offerings will allow us to increase revenues and return to profitability.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2008, we had approximately $287,600 in cash and liabilities of approximately $200,000. Our net cash used in operating activities for the six months ended June 30, 2008 was $652,425; hence, we require additional funding in order to be adequately funded for the next twelve months. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets.

Net cash used by operating activities for the six months ended June 30, 2008 was $652,425 which was primarily the result of the net loss of $773,912. Net cash used in investing activities for the six months ended June 30, 2008 was $0 compared to $9,994 for the six months ended June 30, 2007. This change was due to eliminating the purchase of property and equipment. For the six months ended June 30, 2008, net cash used in financing activities was $162,694 compared to $12,500 which was provided by financing activities for the six months ended June 30, 2007. The change in 2008 was due to the loans to Vidiation, Inc. of $165,000 during the first six months of 2008 versus a return of an overpayment of equity in 2007. We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Capital Commitments

The Company currently has no material commitments for capital expenditures.
Trends

The radiation detection industry, which the Company has recently entered, is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our entry into this business or operations in the future and/or could increase the cost of compliance. Our products will have to comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect us and the market perception of the effectiveness of our proposed products. In the future, changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures. Additionally, changes affecting radiation detection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

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

We have a history of substantial operating losses and an accumulated deficit of $2,727,563 as of June 30, 2008. For the six months ended June 30, 2008, our net loss was $773,912. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are unable to successfully integrate acquisitions, our revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of our business. In addition, we may not be able to maintain the levels of operating efficiency that any company we may acquire achieved or might have achieved separately. Additional risks we face include:

•
the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	cultural challenges associated with integrating employees from an acquired company or business into our organization;

•	retaining key employees from the businesses we acquire;

•	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

•
to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing shareholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

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

We recognize revenue when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, we only recognize the portion of income due for services performed in the current reporting period. In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, we defer the revenue recognition until the end of that acceptance period.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment, at least annually, at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill.

Impairment of long-lived assets and intangible assets

The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as other economic and market variables. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Board (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 - Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  We will adopt this Statement in fiscal year 2008 and do not expect the adoption of this Statement to have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Except as set forth below, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

We understand that Vidiation, Inc. has been named as a defendant in an action commenced in Fairfax Circuit Court, Fairfax, Virginia by a party alleging it is owed $59,000 for consulting services. We understand that the plaintiff is seeking to add Splinternet Holdings, Inc. as a defendant. We intend to defend ourselves vigorously against this claim and do not currently have enough information to assess the likely outcome of this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008, we granted options to six persons to purchase an aggregate of 585,000 shares of common stock with an exercise price of $1.25 per share and, on April 30, 2008, we granted options to five persons to purchase an aggregate of 680,000 shares of common stock with an exercise price of $1.43 per share. These stock options vest annually over three years beginning one year from the date of issuance. These stock options were granted pursuant to the Company’s 2008 Stock Incentive Plan which was adopted by the Board of Directors of the Company on April 22, 2008. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 30, 2008, we consummated the transaction contemplated by an Agreement and Plan of Merger dated February 7, 2008 among Splinternet Holdings, Inc., Vidiation, Inc. and Splinternet Merger Sub I, Inc. (our wholly owned subsidiary formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming our wholly-owned subsidiary of the Company. Upon closing, we issued an aggregate of 4,788,179 shares of our common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. The exchange of Vidiation, Inc. common stock for our common stock was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	2008 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLINTERNET HOLDINGS, INC.
(Registrant)
Dated:  August 14, 2008

By:  /s/ James C. Ackerly

James C. Ackerly
Chief Executive Officer and President
(Principal Executive Officer)

Dated:  August 14, 2008
By:  /s/ John T. Grippo

John T. Grippo
Chief Financial Officer
(Principal Financial Officer)