Form 10-Q
period 2008-09-30
SPLINTERNET HOLDINGS INC
filed 2008-11-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

_____________________________________________________________
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
Yes ☒No ☐

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
Yes ☐No ☒

As of November 13, 2008, there were 61,503,179 outstanding shares of Common Stock, $.001 par value.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007

Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007

Notes to the Condensed Consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$11,546	$1,105,057
Accounts receivable	28,950	32,363
Prepaid expenses	3,838	40,848
Notes receivable	155,946	155,916
Total current assets	200,280	1,334,184

Property and equipment, net	36,104	23,504

Goodwill	2,831,790	-
Security deposits	14,394	13,544
Total assets	$3,082,568	$1,371,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$127,161	$28,693
Accrued expenses	124,401	44,304
Deferred revenue	40,000	-
Loans from officers	88,080	-
Total current liabilities	379,642	72,997
Total liabilities	379,642	72,997
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 61,503,179 and 56,715,000 shares issued and outstanding	61,503	56,715
Additional paid-in capital	5,886,158	3,195,171
Accumulated deficit	(3,244,735)	(1,953,651)
Total stockholders’ equity	2,702,926	1,298,235
Total liabilities and stockholders’ equity	$3,082,568	$1,371,232

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Service revenue	$244,167	$105,104	$645,125	$140,533

Cost of revenue	239,172	102,877	619,917	117,570
Gross profit	4,995	2,227	25,208	22,963

Selling, general and administrative expenses	462,195	320,991	1,158,875	913,372

Research and development costs	63,688	25,475	178,847	86,625
Loss from operations	(520,888)	(344,239)	(1,312,514)	(977,034)

Interest income	3,449	20,163	21,847	65,577
Interest expense	417	-	417	-
Net loss	$(517,856)	$(324,077)	$(1,291,084)	$(911,457)

Net loss per share:

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding:

Basic and Diluted	61,503,179	53,500,500	59,380,946	53,500,500

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(1,291,084)	$(911,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,812	2,896
Non-cash stock option expense	86,217	-

Change in assets and liabilities, net of acquisition
Decrease/(increase) in accounts receivable	3,413	(18,583)
Decrease/(increase)in prepaid expenses	40,305	(7,834)
Increase in notes receivable	(30)	-
Decrease/(increase) in deposits	-	(2,500)
Increase/(decrease) in security deposits		10,000
Increase in deferred revenue	40,000	-
Increase in accounts payable and accrued expenses	112,438	32,959
Net cash used in operating activities	(1,003,928)	(894,519)
Cash flows from investing activities:
Purchase of property and equipment	-	(11,107)
Net cash used in investing activities	-	(11,107)
Cash flows from financing activities:
Pre acquisition loans to Vidiation, Inc.	(165,000)	-
Loan from officer	75,417	-
Return of common stock proceeds	-	(12,500)
Net cash used in financing activities	(89,583)	(12,500)

Net decrease in cash and cash equivalents	(1,093,511)	(918,126)
Cash and cash equivalents, beginning of period	1,105,057	2,307,232
Cash , end of period	$11,546	$1,389,106

Non-Cash Investing and Financing Activities:
Issuance of stock to purchase Vidiation, Inc.	$2,609,557	$-

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On April 3, 2006, Splinternet Holdings, Inc., a Company incorporated in the State of Delaware on March 22, 2006,conducted a share for share exchange of securities with Splinternet Communications, Inc. (“Splinternet”) whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc. (“ the Company”). Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc.

On April 30, 2008, the Company acquired Vidiation, Inc. (“Vidiation”), a newly-formed radiation detection marketing company, for a purchase price of approximately $2.6 million, excluding transaction costs of approximately $0.01 million. The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of Vidiation from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date upon completion of a third party valuation.  All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 2000. Splinternet is a developer of VoIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network.

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of September 30, 2008 and the results of operations and cash flows for the interim periods as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 to fairly present the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options to purchase 1,265,000 shares of the Company's common stock, as of September 30, 2008 and 3,214,500 warrants to purchase shares of common stock as of September 30, 2007, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and nine months ended September 30, 2008 and 2007, respectively.

LIQUIDITY

As of September 30, 2008, the Company had approximately $11,500 in cash and liabilities of approximately $379,600. The Company’s net cash used in operating activities for the nine months ended September 30, 2008 was $1,003,928; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $3,244,735 as of September 30, 2008. For the nine months ended September 30, 2008, net loss was $1,291,084. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations to pay expenses or unable to obtain additional financing on commercially reasonable terms, the Company's business, financial condition and results of operations will be materially and adversely affected.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 - Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement in fiscal year 2008 and the adoption of this Statement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows..

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

3. MAJOR CUSTOMER

During the three months ended September 30, 2008 and 2007, one customer (BuenaVox LLC) accounted for 79% and 96% of all revenues, respectively. For the nine months ended September 30, 2008 and 2007, the same customer accounted for 89% and 88% of all revenues, respectively.

4. TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2008 and 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of September 30, 2008 the Company has net operating loss carryforwards of approximately $3,230,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,290,000 as of September 30, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $1,290,000 at September 30, 2008.

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

The stock portion of the acquisition consists of 4,788,179 shares at a price per share of $.545, which was the average closing price of a share of Splinternet common stock for the average of the five consecutive trading days before and after the public announcement by Splinternet of the contemplated purchase of Vidiation.

In February, March and April 2008, the Company made loans to Vidiation, Inc. in the principal amount of $165,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation, LLC. Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”. These loans have been eliminated in the consolidated financial statements as of September 30, 2008.

The following table summarizes the allocation of the purchase price based on estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition subject to a final third party valuation:

Total purchase price	$2,609,558
Assets acquired
Cash	$2,306
Prepaid expenses	3,294
Fixed assets	19,994
Deposits	850
Accounts payable and accrued expenses	79,000
Notes payable	169,678
Net liabilities acquired	(222,232)
Goodwill (residual)	$2,831,790

The pro forma effect on revenues, net loss, and loss per share amounts for the nine months ended September 30, 2008, assuming the Vidiation, Inc. transaction had closed on January 1, 2008, are as follows:
Revenues: $645,125
Net loss: $1,517,242
Loss per share: $0.02 per share

The unaudited pro forma combined financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates presented and is not representative of the Company’s future consolidated results.

6. STOCK OPTION PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

The exercise price of Incentive Stock Options granted under the plan must be at least equal to the fair market value of the shares on the date of the grant. The maximum term for each Incentive Stock Option granted is five years. Options shall be exercisable at such times and in such installments as the committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 2,000,000. The Stock Option Plan also provides for the granting of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, qualified performance awards and stock awards. The Board of Directors has not granted any of these other types of awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three and nine months ended September 30, 2008 of approximately $86,217 for the options expected to vest. For the nine months ended September 30, 2007 there were no grants of stock options.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The following table summarizes stock option activity:

Options Outstanding	Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life
Balance at January 1, 2008	0
Granted Options	1,265,000	$1.35	4.8 Years
Balance at September 30, 2008	1,265,000	$1.35	4.8 Years

At September 30, 2008 the aggregate intrinsic value was $0.

Number Outstanding		Weighted- Average Fair Value at Grant Date		Weighted- Average Contractual Life
Non-Vested options at December 31, 2007	0		$—
Options Granted	1,265,000		$.81	5.0
Options Vested	-	$
Non-Vested options at September 30, 2008	1,265,000		$.81	4.6

As of September 30, 2008, there was approximately $535,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.6 years.

The fair value of options granted during the three and nine months ended September 30, 2008 was approximately $1,031,000.

No stock options have been exercised or vested since the adoption of the Stock Option Plan.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2008: risk-free interest rate of 2.4% and 2.96%  based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 5 years based upon the length of the grant. The expected volatility used was 83% based on an average of volatility calculations from several public companies in the same industry. Options have vesting periods of 3 years with contractual lives of 5 years.

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

Three Months ended September 30, 2008	Radiation	VoIP	Corporate	Total
Revenues	$-	$244,167	$-	$244,167
Operating income (loss)	(525,883)	4,995	-	(520,888)
Total assets	2,847,754	55,592	179,222	3,082,568
Capital expenditures	-	-	-	-
Depreciation	1,062	1,088		2,150
Nine Months ended September 30, 2008
Revenues	$-	$645,125	$-	$645,125
Operating income (loss)	(1,115,096)	(197,418)	-	(1,312,514)
Total assets	2,847,754	55,592	179,222	3,082,568
Capital expenditures	-	-	-	-
Depreciation	1,549	3,263	-	4,812

The Company operated only in the VoIP segment during 2007; therefore segment information is only presented for 2008.

8.   LOANS FROM OFFICERS

On September 5, 2008, the President and current CEO of the Company loaned $75,417 to the Company in the form of a demand loan. The interest rate of the loan is 8% per annum, which will be paid quarterly. The loan is secured by all the assets of the Company.

An officer of Vidiation advanced Vidiation $12,663 prior to its acquisition by the Company. The amount is non interest bearing and has no term.

9.   CONTINGENCY

The Company recently became involved in a claim described below arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of this matter would not have a material adverse impact on the financial position of the Company or the results of its operations and the Company intends to vigorously defend itself against this claim.

An action was commenced against Vidiation, Inc., Vidiation, LLC, Frank O’Connor and others in Fairfax Circuit Court, Fairfax, Virginia wherein it is alleged that it is owed $59,000 for consulting services rendered prior to the acquisition of Vidiation, Inc. Splinternet Holdings, Inc. was recently added as a defendant whereby it is alleged that Splinternet Holdings, Inc. assumed all of the assets and liabilities of Vidiation, Inc. The Company intends to defend itself vigorously against this claim and does not currently have enough information to assess the likely outcome of this matter.

10.   SUBSEQUENT EVENT

On October 10, 2008, the Company appointed Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors. In connection with his appointment, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of the Company’s common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record a non-cash stock compensation expense for the fair value of shares issued.

On October 14, 2008, at a meeting of the Board of Directors, Ambassador L. Paul Bremer, III was elected as Chairman of the Board effective immediately. James C Ackerly, who has been Chairman prior to Ambassador Bremer’s election, will continue to serve as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

On October 21, 2008, the President and current CEO of the Company loaned $75,000 to the Company in the form of a demand loan. The terms of the loan are more fully described above.

On October 29, 2008, the President and current CEO of the Company loaned $40,000 to the Company in the form of a demand loan. The terms of the loan are more fully described above.

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

Since our inception, the Company has generated limited revenues. Although we recently completed an acquisition of a company in the anti-terrorism industry, we are presently considering the acquisition of other companies operating in either the VoIP market space or with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement. In addition to seeking acquisition candidates, during the quarter ended September 30, 2008, the Company continued purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers.

Additionally, we believe our infrastructure is sufficiently flexible to allow the development and deployment of a variety of radiation detection products and services. We continue to develop those products and expect to begin marketing them actively and expect to recognize additional revenue in the fourth quarter. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy. There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

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

Results of Operations

SERVICE REVENUE

Service revenue for the three months and nine months ended September 30, 2008 were $244,167 and $645,125 which is an increase from $105,104 and $140,533 for the three months and nine months ended September 30, 2007. The Company continues to provide hosting services but new switching and termination services accounts for the increase in revenues during the three and nine months ended September 30, 2008.

COST OF REVENUE

The use of VoIP services requires a combination of hardware and software to convert the electronic signals which would otherwise comprise a traditional telephone call into a packetized data stream and route those packets over a data network, such as the Internet.

In 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months and nine months ended September 30, 2008, the costs of the wholesale minutes were $239,172 and $619,917. For the three months and nine months ended September 30, 2007, the costs of the wholesale minutes were $102,877 and $117,570 respectively. The Company continues to provide hosting services but new switching and termination services which were initiated during the second quarter 2007 accounts for the increase in cost of revenue during the three and nine months ended September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 30, 2008, selling, general and administrative costs were $462,195 which is an increase from $320,991 in the comparable period in 2007. Selling, general and administrative costs for the nine months ended September 30, 2008 were $1,158,875 which is an increase from $913,172 in the nine months ended September 30, 2007. The increases were the result of two events which the Company undertook during the first half of 2008. The first was a change in our business strategy which moved the Company from an emphasis on VoIP to new radiation detection products and services. The second was the acquisition of Vidiation, Inc. Vidiation has four full-time salaried employees and three consultants. With this acquisition the Company’s selling, general and administrative expenses have also increased due to more sales travel and conference attendance.

RESEARCH AND DEVELOPMENT

Research and development increased to $63,688 and $178,847 in the three months and nine months ended September 30, 2008 from $25,475 and $86,625 for the comparable periods in 2007. The increases were the result of consulting expenses related to product development associated with the Company’s radiation detection device and software.

INTEREST INCOME

Interest earned in the three months and nine months ended September 30, 2008 were $3,449 and $21,847 compared to $20,163 and $65,577 for the comparable periods in 2007. This was primarily due to a lower average balance invested in 2008 due to the Company using cash to fund operations and lower interest rates.

NET LOSS

We recognized a net loss of $517,856, during the three months ended September 30, 2008 compared to a net loss of $324,077 during the same period in the prior year for an overall increase in net loss of $193,779. We recognized a net loss of $1,291,084, during the nine months ended September 30, 2008 compared to a net loss of $911,457 during the same period in the prior year for an overall increase in net loss of $379,627. The increases in the net loss were primarily the result of the acquisition of Vidiation, Inc. This was due to an emphasis being placed on development of new radiation detection products and services. We believe the steps being taken in development of our new radiation detection products and services offerings will allow us to increase revenues and return to profitability.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2008, we had approximately $11,500 in cash and liabilities of approximately $379,600. Our net cash used in operating activities for the nine months ended September 30, 2008 was $1,003,928; hence, we require additional funding in order to be adequately funded for the foreseeable future. Further, with the registration of shares of our Common Stock with the Securities and Exchange Commission and subsequent commencement of trading on the OTC Bulletin Board under the symbol “SLNH” which trading commenced on October 5, 2006, we feel we will have increased access to both private and public capital markets.

The Company has a history of substantial operating losses and an accumulated deficit of $3,244,735 as of September 30, 2008. For the nine months ended September 30, 2008, net loss was $1,291,084. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations to pay expenses or unable to obtain additional financing on commercially reasonable terms, the Company's business, financial condition and results of operations will be materially and adversely affected.

Net cash used by operating activities for the nine months ended September 30, 2008 was $1,003,928 which was primarily the result of the net loss of $1,291,084. Net cash used in investing activities for the nine months ended September 30, 2008 was $0 compared to $11,107 for the nine months ended September 30, 2007. This change was due to eliminating the purchase of property and equipment. For the nine months ended September 30, 2008, net cash used in financing activities was $89,583 compared to $12,500 which was provided by financing activities for the nine months ended September 30, 2007. The change in 2008 was due to the loans to Vidiation, Inc. of $165,000 during the first nine months of 2008 offset by a loan from our President of $75,417 versus a return of an overpayment of equity in 2007. We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Subsequent to September 30, 2008 the President and current CEO loaned the Company $115,000 which bears interest at 8% per annum and is due on demand.

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

We have a history of substantial operating losses and an accumulated deficit of $3,244,735 as of September 30, 2008. For the nine months ended September 30, 2008, our net loss was $1,291,084. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Board (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 - Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  We adopted this Statement in fiscal year 2008 the adoption of this Statement did not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Kerrigan & Associates, Inc. (“Kerrigan”) has commenced an action against Vidiation, Inc., Vidiation, LLC, Frank O’Connor and others in Fairfax Circuit Court, Fairfax, Virginia wherein Kerrigan alleges that it is owed $59,000 for consulting services rendered prior to our acquisition of Vidiation, Inc. Splinternet Holdings, Inc. was recently added as a defendant whereby Kerrigan alleges that Splinternet Holdings, Inc. assumed all of the assets and liabilities of Vidiation, Inc. We intend to defend ourselves vigorously against this claim and do not currently have enough information to assess the likely outcome of this matter.

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

On April 30, 2008, we consummated the transaction contemplated by an Agreement and Plan of Merger dated February 7, 2008 among Splinternet Holdings, Inc., Vidiation, Inc. and Splinternet Merger Sub I, Inc. (our wholly owned subsidiary formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming our wholly-owned subsidiary.. Upon closing, we issued an aggregate of 4,788,179 shares of our common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. The exchange of Vidiation, Inc. common stock for our common stock was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer on each applicable vesting date. No shares have been issued to date. The issuance of these shares of common stock will be exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Security Agreement dated September 5, 2008 with James C. Ackerly
10.2	Form of Secured Demand Promissory Note for loans from James C. Ackerly
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: November 13, 2008	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: November 13, 2008	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)