Form 10-K
period 2008-12-31
SPLINTERNET HOLDINGS INC
filed 2009-04-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                   Accelerated filer  ☐
Non- accelerated filer   ☐                                   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,000,000.

As of April 9, 2009, there were 63,014,858 shares of the issuer’s common stock outstanding.

Documents incorporated by Reference:  None

SPLINTERNET HOLDINGS, INC.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Splinternet Holdings, Inc. included in this Report, including matters discussed under the captions “Legal Processings” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.”  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

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

PART I.

Item 1.	Business.

Overview

Splinternet Holdings, Inc. is the parent company of Splinternet Communications, Inc., a Voice over  Internet Protocol (VoIP) company which recently entered into the radiation detection market with its radiation detection device in 2007, as well as Vidiation, Inc., a radiation detection sales and marketing company which was acquired on April 30, 2008.

History

Splinternet Holdings, Inc. was incorporated in the State of Delaware on March 22, 2006. On April 3, 2006, Splinternet Holdings, Inc. conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share (the “Common Stock”) of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc.

On April 30, 2008, Splinternet Holdings, Inc. consummated the transaction contemplated by an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) dated February 7, 2008 among the Company, Vidiation, Inc., a Delaware corporation and Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company.   Upon closing, Splinternet Holdings, Inc. issued an aggregate of 4,788,179 shares of common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Since inception, we have been a developer of products, services, and marketing strategies centered around opportunities in Internet communications.  Our approach since 2000 has been to develop products and services that would capitalize on the shift in telecommunications technologies from traditional telephony to Voice over Internet Protocol (VoIP). During 2007 we shifted our focus into the development of a new radiation detection device which launched us into the radiation detection market.

Vidiation, Inc. is a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. and Vidiation, Inc.  References herein to “we”, “us”, “our”, the “Company” or “Splinternet” refer to Splinternet Holdings, Inc. and its wholly owned subsidiaries, unless explicitly stated to the contrary.

Our corporate address is 535 Connecticut Avenue, 2nd floor, Norwalk, Connecticut 06854.  Our telephone number is (203) 354-9164.

Our Business

Radiation Detection

In 2007, we developed a device and process to both detect and report the detection of radiation, specifically gamma rays characteristic of the materials most likely to be used in creating radiation dispersion devices, sometimes referred to as “dirty bombs”.  We have initiated the process of patenting the detection and reporting process.  The Company believes that there is a large market for such a product.  We believe that our system is significantly more effective than existing systems and it can detect as little as 100 uR/hr of radiation, a dosage which is comparable to one Curie of radiological material from a distance of twelve meters.  We have documented the results in two private laboratories and are currently beginning the process of affirmation in U.S. government laboratories.  The Company began production and sale during the second quarter of 2008.   We intend to outsource the manufacture of the hardware so as to reduce the investment required to a minimum.  We have and will continue to engage third parties to market the product.  The Company believes that its largest customers will be the government, health care, shipping, transportation, security and related industries.

During 2008, we developed Internet Protocol (IP) based management, monitoring and messaging system which interfaces with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software which is managed over the Web, utilizing our existing network infrastructure, to provide administrative and configuration services enabling our customers to add these type of devices to their existing security systems for unmanned detection, alerts and messaging for a variety of threat-event detection.

In the radiation detection market, Splinternet Communications, Inc. is doing business as Defentect and utilizes the sales and marketing resources of Vidiation, Inc.

Working with a network of independent representatives and integrators in the IP Video Surveillance industry, Defentect has focused IP Radiation Detection (IPRD) sales and marketing resources in segments where the awareness of public safety and environmental concerns surrounding radiological materials is increasing and personnel are being trained to respond. The market segments are:

Hospitals & Research Centers – The use of IPRD systems help hospitals to enhance security and safety in areas where radioactive materials may be present. Some areas of concern are; potential abuse of radiological materials used in the hospital, monitoring of hospital public entrances in case of the influx of people after a radiological event in the community and the prevention of improper disposal of contaminated hospital waste.

Waste Transfer Stations & Landfills – In this segment radiation levels can range from just above background, which is found in nature, to highly radioactive. High radiation can occur from the improper disposal of waste which has been contaminated such as protective shoe covers and clothing, wiping rags, mops, filters, reactor water treatment residues, equipment and tools, luminous dials, medical tubes, swabs, injection needles, syringes and laboratory animal carcasses and tissues. In this market the use of IPRD systems helps to prevent radioactive contaminated waste from entering the facility and into landfills.

Municipalities – The use of IPRD systems are needed in public facilities and transportation hubs, along with financial, law and commerce centers as defined by the needs of local public safety officials.

Public Self Storage – Responding to a memorandum distributed by the FBI highlighting the risk of terrorists’ use of storage facilities as the place to amass radiological materials and construct a “dirty bomb,” Defentect has developed an industry specific IPRD offering for the public self storage industry.

Acquisition of Vidiation, Inc.

As mentioned above, on April 30, 2008 and pursuant to the Vidiation Merger Agreement, we acquired Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of Splinternet Holdings, Inc.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Splinterrnet Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to SFAS 141, Business Combinations accounting.

Prior to the acquisition, and in February, March and April 2008, the Company made loans to Vidiation, Inc. in the principal amount of $165,000 which loans are due on demand and accrue interest at a rate of 6.0% per annum to the date of payment in full. Such obligation has been guaranteed by Frank O’Connor and Vidiation LLC.  Mr. O’Connor is an officer of Vidiation, Inc.  Such loans made by the Company to Vidiation, Inc. are referred to as the “Vidiation Loans”.

On April 30, 2008, and in connection with the closing under the Vidiation Merger Agreement, the parties executed a supplemental closing agreement whereby, among other things, (i) the parties acknowledged that the Vidiation Loans shall not be extinguished as a result of the transaction consummated under the Vidiation Merger Agreement, and (ii) Vidiation, Inc. and Frank O’Connor reaffirmed and acknowledged their continuing obligation under the Vidiation Loans. In addition, both Vidiation, Inc. and Frank O’Connor agreed to indemnify the Company with respect to any of the then existing liabilities of Vidiation, Inc.

The acquisition is intended to accelerate revenue growth in the Company’s radiation detection business by increasing sales coverage through the addition of sales people from Vidiation, Inc. with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.

Telecommunications

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

Our Services

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

Regulatory Environment

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

Research and Development

In 2007 we shifted our focus to the development of a radiation detection device which we believe will broaden our scope to take advantage of opportunities in related technologies.

During 2008, we developed Internet Protocol (IP) based management, monitoring and messaging system which interfaces with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software which is managed over the Web, utilizing our existing network infrastructure, to provide administrative and configuration services enabling our customers to add these type of devices to their existing security systems for unmanned detection, alerts and messaging for a variety of threat-event detection.

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of our existing products and processes.  Such costs include services provided primarily by outside contractors.  All costs associated with research and development are expensed as incurred.  During the years ended December 31, 2008 and 2007, the amounts spent on research and development activities were $237,126 and $115,823, respectively.

Intellectual Property

With regard to our radiation detection device, patents will be material to our operations.  We have initiated the process of patenting our detection and reporting process.  No assurance can be given that such patent application will be granted.

Development or ownership of intellectual property is not necessary for the services we seek to provide in the telecommunications industry.  Consequently, we do not own or license any telecommunications- related intellectual property.  The hardware necessary for our services is not proprietary to Splinternet and much of the software utilized is open source software.  We have written proprietary software which functions as the user and administrative interface with our system and other software which functions as the performance monitor and intra-system coordinator.  It should be noted that this software is not part of our product, and there is not likely to be a market for it outside of the Company.  We have also contracted with non-employees to develop special purpose tools and system enhancements.

Competition

With regard to the radiation detection business, we will compete on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of our services and our prompt and responsive performance.  In much of the world, radiation detection activities are conducted by a combination of private entities and governmental agencies.  In the United States, most of our competitors are larger, have substantial resources, and have been particularly active in recent years in soliciting business.  We will also face substantial competitive pressures from a number of smaller competitors.

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

Employees

As of December 31, 2008, we employed five full-time employees through our subsidiaries.  We use contract labor for most of our technical and professional needs.

We provide equity-based compensation programs to reward and motivate employees and significant contractors. We believe that relations with our employees and contractors are good.

We cannot be assured of being able to attract quality employees in the future. The future success of our business will be largely contingent on our ability to attract and retain personnel for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

Item 1A.	Risk Factors

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

BUSINESS AND FINANCIAL RISKS

THE CURRENT FINANCIAL CRISES AND DETERIORATING ECONOMIC CONDITIONS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The economic conditions in the United States and throughout the world have been deteriorating.  Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition, including our ability to raise any equity or debt financing in the future.

OUR INDEPENDEENT  REGISTERED PUBLIC ACCOUNTING FIRM HAVE ISSUED A GOING CONCERN OPINION.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December  31, 2008, indicating that our recurring losses from operations, stockholders’ deficiency, and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will ever be profitable. Our revenues for our fiscal year 2008 were primarily from a single customer (BuenaVox LLC).  Even if we succeed with our current business plan, we may never become profitable, as we will continue to incur operating and capital expenditures for items such as salary, inventory, data processing equipment, shipping and other ongoing business activities.

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

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH AND MAY NOT BE PROFITABLE IN THE FUTURE.

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•	our ability to retain and increase revenues associated with customers and satisfy customers’ demands;

•	our ability to be profitable in the future;

•	our investments in longer-term growth opportunities;

•	our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

•	changes to service offerings and pricing by us or our competitors;

•	fluctuations caused by marketing efforts and competitors’ marketing and pricing strategies;

•	changes in the terms, including pricing, of our agreements with our telecommunications providers;

•	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	the effects of litigation and the timing of resolutions of disputes;

•	the amount and timing of operating costs and capital expenditures;

•	changes in governmental regulation and taxation policies; and

•	changes in, or the effect of, accounting rules, on our operating results.

OUR HISTORICAL FINANCIAL STATEMENTS MAKE EVALUATION OF OUR BUSINESS BY POTENTIAL INVESTORS AND OTHERS DIFFICULT.

We commenced our business operations in January 2000 and began generating revenue in 2001. However, since we recently refocused our business strategy to include radiation detection, our historical financial statements, which primarily reflect our VoIP retail sales, are of limited usefulness in evaluating our potential future financial position.

WE MAY NOT SUCCESSFULLY ENHANCE EXISTING OR DEVELOP NEW PRODUCTS AND SERVICES IN A COST-EFFECTIVE MANNER TO MEET CUSTOMER DEMAND IN THE RAPIDLY EVOLVING MARKETS IN WHICH WE ARE ENGAGED.

The markets in which we are engaged are characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

We have sent and will continue to spend signification resources enhancing, developing, implementing and launching our radiation detection product and services. We believe threat detection products and services represent a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

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

WE FACE SIGNIFICANT COMPETITION.

We compete on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of our services and our prompt and responsive performance.  For example, in much of the world, radiation detection activities are conducted by a combination of private entities and governmental agencies.  In the United States, most of our competitors are larger, have substantial resources, and have been particularly active in recent years in soliciting business.  We will also face substantial competitive pressures from a number of smaller competitors.

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

THERE IS NO ASSURANCE THAT WE CAN SUCCESSFULLY IMPLEMENT JOINT VENTURES OR FIND PARTNERS FOR OUR BUSINESS.

With regard to our radiation detection business, we intend to acquire or joint venture with security companies that sell or install security systems to various markets. These markets include and are not limited to hospitals and waste management. The success of out business plan is predicated on us finding appropriate partners and introducing the Company’s radiation detection products to their operations.

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

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Management of Splinternet beneficially owns 50.2% of the voting shares of Splinternet Holdings, Inc. as of April 9, 2009. As a result, management will possess meaningful influence and control over the Company, and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

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

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

As permitted by Delaware law, the certificate of incorporation of Splinternet Holdings, Inc. limits the personal liability of directors to the fullest extent permitted by the provisions of the Delaware General Corporation Law. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, the certificates of incorporation of Splinternet Holdings, Inc. provides that it shall indemnify its directors and officers to the fullest extent permitted by law.

RISKS RELATING TO THE OUR COMMON STOCK

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

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Properties.

Our principal executive offices are located in approximately 1,760 square feet of office space located at 535 Connecticut Avenue, 2nd floor, Norwalk, Connecticut 06854.  We have leased this space for a period of three years with the lease expiring March 31, 2009. On February 27, 2008, the Company has renewed the lease for another three years and three months and receives three free months of rent under the new lease. The new monthly rent is $3,632 for the first year, $3,741 for the second, $3,853 for the final year and $3,968 for the last three months, plus a monthly electricity charge of $293.50 per month for the duration of the lease.  The Company has an option to renew the lease for an additional three year period.

Vidiation, Inc. leases an office at 108 South Wynstone Park Drive, Suite 114, North Barrington, IL 60010. We have leased this space for a period of three years starting December 1, 2007. The office is approximately 230 square feet. The lease expires on November 30, 2010 and costs approximately $10,500.00 per year. Vidiation, Inc. has no option to renew the lease and expects to continue leasing the office space after the lease ends.

The Company believes the facilities occupied are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings.

Except as set forth below, we are not a party to any pending legal proceedings, nor is any of our property the subject of a pending legal proceeding.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or had a material interest adverse to our business, nor are we aware of any proceedings pending or of any actions that might give rise to any such proceedings.

In 2008. Kerrigan & Associates, Inc. (“Kerrigan”) commenced an action against Vidiation, Inc., Vidiation LLC, Frank O’Connor and others in Fairfax Circuit Court, Fairfax, Virginia wherein Kerrigan alleges that it is owed $59,000 for consulting services rendered prior to our acquisition of Vidiation, Inc.  Splinternet has been added as a defendant wherein Kerrigan alleges that Splinternet Holdings, Inc. assumed all of the assets and liabilities of Vidiation, Inc.

On February 26, 2009, Vidiation Inc. and Frank O’Connor agreed to settle the dispute.  Under the terms of the settlement, Vidiation, Inc. agreed to pay $12,000 on February 26, 2009 and $22,000 on or before May 22, 2009 to  Kerrigan.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SLNH.”   It has been listed on the OTC Bulletin Board since October 5, 2006.  The high and low closing prices for our common stock, for the two fiscal years ended December 31, 2007 and 2008, respectively, are as follows:

	High	Low

Common Stock Fiscal 2007
1st Quarter	$2.22	$1.65
2nd Quarter	$2.07	$1.03
3rd Quarter	$1.50	$0.71
4th Quarter	$1.20	$0.55

Common Stock Fiscal 2008
1st Quarter	$1.15	$0.41
2nd Quarter	$1.80	$1.02
3rd Quarter	$1.45	$0.51
4th Quarter	$1.01	$0.13

The closing price of our common stock on April 9, 2009 was $0.07.

As of April 9, 2009, there were approximately 82 stockholders of record of our common stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.   As of April 9, 2009, we believe there are approximately 275 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not anticipate declaring or paying any dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants, 360,000 of which have been forfeited as of December 31, 2008. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

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

The following equity compensation plan information relates to stock options granted under the 2008 Stock Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	905,000	1.39	5,095,000
Total	905,000	1.39	5,095,000

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2008, that were not previously disclosed in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K:

In December 2008, the Company sold 312,500 shares of its common stock at $0.20 per share to two investors for total proceeds of $62,500 in a private placement offering to accredited investors only.  In connection therewith, the investors were also issued a total of 156,250 two-year warrants exercisable for shares of common stock at $0.40 per share.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Background and History

Splinternet Holdings, Inc. (“we”, “us”, “our”, the “Company” or “Splinternet”) was incorporated in the State of Delaware on March 22, 2006.  On April 3, 2006, Splinternet Holdings, Inc. conducted a share for share exchange of securities with Splinternet Communications, Inc.  whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc.  .

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 12, 2000.  Splinternet is a developer of VOIP (Voice over Internet Protocol) technology and services which enable the customer to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network.

On April 30, 2008, Splinternet Holdings, Inc. consummated the transaction contemplated by an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) dated February 7, 2008 among the Company, Vidiation, Inc., a Delaware corporation and Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company.   Upon closing, Splinternet Holdings, Inc. issued an aggregate of 4,788,179 shares of common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Vidiation, Inc. is a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

Since our inception, the Company has generated limited revenues.  We are presently considering the acquisition of other companies with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement.  In addition to seeking acquisition candidates, during the quarter ended June 30, 2007, the Company began purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers.  During the quarter ended December 31, 2007, the Company began its development of a radiation device which signifies our entry into the radiation detection market.

The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy.  There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Revenues

Net revenues for 2008 were $818,214 which is an increase from $374,859 in 2007. The increase was primarily due to a full year of sales of termination services in 2008 and only a half year of termination sales in 2007 plus the first sales of radiation detection equipment in 2008.

Cost of Revenues

For 2008, the costs of revenues were $754,700 which is an increase from $344,870 in 2007.  For 2008, we had gross profit of $63,514 compared to gross profit of $29,989  for 2007.  This increase in 2008 gross profit is a reflection of a full year of termination services versus a half year and the sales of radiation detection devices.

Selling, general and administrative expenses

In 2008, total selling, general and administrative expenses were $1,632,237, which increased from $1,179,947 in 2007. This increase is primarily due to the acquisition of Vidiation, Inc. and the Company actively entering the radiation detection market. With the acquisition, four additional full-time employees were added increasing the Company’s payroll expenses. In addition, the Company’s radiation detection sales and marketing efforts increased during 2008. This included the Company attending several security conferences during 2008.

Research and development expenses

Research and development increased to $237,126 in 2008 from $115,823 in 2007.  The increase was the result of consulting expenses related to product development associated with our radiation detection device in addition to the Internet Protocol (IP) based management, monitoring and messaging software in 2008 versus only the VoIP software in 2007.

Interest Income

The Company had $23,990 interest income in 2008.  The Company recorded $83,897 in interest income in 2007.  The decrease is due to lower average balances available for investing in 2008 versus 2007 which is offset by interest earned on the Company’s Promissory Notes and loan to Vidiation, Inc.

Interest Expense

The Company recorded $3,973 in interest expense in 2008. The Company had no interest expense in 2007.

Provision for Income Taxes

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income

The company had a loss of $1,785,832 in 2008 compared to a loss of $1,181,884 in 2007.  The loss was due primarily to the additional general and administrative expenses related to the acquisition of Vidiation, Inc.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2008, we had approximately $6,400 in cash, $8,700 in accounts receivable receivables and $78,000 in notes receivable and interest and approximately $683,300 in liabilities. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any element of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated April 13, 2009, there is substantial doubt about our Company’s ability to continue as a going concern.

Net cash used by operating activities for the year ended December 31, 2008 was $1,283,298 which was primarily the result of the net loss of $1,785,832 off set by the increase in accrued expenses and non-cash stock compensation expenses.  This compared to net cash used by operating activities of $1,178,569 for the year ended December 31, 2007 which was primarily the result of the net loss of $1,181,884.  Net cash used in investing activities for the year ended December 31, 2007 was $11,106 compared to $0 for the year ended December 31, 2008 which change was due to the fact that the Company did not purchase any property and equipment in 2008.  For the year ended December 31, 2007, net cash used in financing activities was $12,500 compared to a source of $184,648 for the year ended December 31, 2008. The $12,500 represented an overpayment of an investor’s investment that was repaid. The change in 2008 was due to collection of a note, sale of equity, loans from an officer off set by loans made to Vidiation, Inc. prior to its acquisition by the Company.  We have recently experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Contractual Obligations

The following table is a summary of contractual obligations recorded as of December 31, 2008.
	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years

Operating Lease Obligations	193,543	69,709	123,834
Officer Loan Payable	210,000		210,000
Officer Interest Payable	3,908		3,908

Total	$407,451	$69,709	$337,742

Future Commitments

None.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The following is a discussion of the accounting policies the Company believes are critical to its operations:

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

The Company recognizes revenue when services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, the Company only recognizes the portion of revenue due for services performed in the current reporting period.  In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, the Company defers the revenue recognition until the end of that acceptance period.

The Company has recognized revenue for purchased hardware (for resale) when the products have been shipped and all of the conditions in Staff Accounting Bulletin 104 have been met.  In the past these suppliers have offered a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements.  As of the filing date, all warranty obligations have expired with no material impact to the financial statements.

Research and Development Costs

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of existing products and processes. Such costs include services provided primarily by outside contractors. All costs associated with research and development are expensed as incurred. The Company incurred research and development costs of $115,823 and $237,126 in the year ended December 31, 2007 and 2008 respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. The Company had recorded Goodwill as a result of its acquisition of Vidiation, Inc.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Splinterrnet Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to SFAS 141, Business Combinations accounting.  As a result, after allocating the purchase price to tangible and intangible assets, the difference was determined to be Goodwill.  Evaluating goodwill for impairment involves the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and the strategic plans with regard to the Company’s operations. To the extent additional information arises or the strategies change, it is possible the conclusion regarding goodwill impairment could change, which could have a material effect on the financial position and results of operations. For these reasons, the Company believes the accounting estimates related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of December 31, 2008 and determined that goodwill was fully recoverable.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the year ended December 31, 2008, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2008 and December 31, 2007.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Splinternet Holdings, Inc. and Subsidiaries

TABLE OF CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Splinternet Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Splinternet Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinternet Holdings, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations and a working capital deficiency at December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We were not engaged to examine management’s assertion of the effectiveness of Splinternet Holdings, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion there on.

/s/ McGladrey & Pullen, LLP
New York, New York

April 13, 2009

Splinternet Holdings, Inc. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Assets
Current assets
Cash and cash equivalents	$6,407	$1,105,057
Accounts receivable	8,750	32,363
Prepaid expenses	12,452	40,848
Notes receivable	77,958	155,916
Total current assets	105,567	1,334,184

Property and equipment, net	34,804	23,504
Goodwill	2,831,790	-
Deposit	14,394	13,544
Total Assets	$2,986,555	$1,371,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$122,621	$28,693
Accrued expenses	334,143	44,304
Loans from officers	226,571	-
Total current liabilities	683,335	72,997
Commitments
Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 90,000,000 shares authorized; 61,940,679 and 56,715,000 issued and outstanding, respectively	61,941	56,715
Additional paid-in capital	5,980,762	3,195,171
Accumulated deficit	(3,739,483)	(1,953,651)
Total Stockholders’ Equity	2,303,220	1,298,235
Total Liabilities and Stockholders’ Equity	$2,986,555	$1,371,232

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues	$818,214	$374,859
Cost of sales	754,700	344,870
Gross margin	63,514	29,989
Selling, general and administrative expenses	1,632,237	1,179,947
Research and development costs	237,126	115,823
Loss from operations	(1,805,849)	(1,265,781)
Interest income	23,990	83,897
Interest expense ( including $3,908 due to related party)	3,973	-

Net loss	$(1,785,832)	$(1,181,884)

Net loss per share – basic and diluted:
Net loss
Basic and diluted	$(0.03)	$(0.02)
Weighted average common stock outstanding:
Basic and diluted	59,930,420	53,984,877

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	53,500,500	$53,500	$3,056,590	$(771,767)	$2,338,323

Exercise of warrants	3,214,500	3,215	151,081		154,296

Return of common stock proceeds			(12,500)		(12,500)

Net loss				(1,181,884)	(1,181,884)

Balance, December 31, 2007	56,715,000	56,715	3,195,171	(1,953,651)	1,298,235

Issuance of stock related to the purchase of Vidiation, Inc.	4,788,179	4,788	2,604,770		2,609,558

Sale of Common Stock	312,500	313	62,187		62,500

Non-cash stock option expense			91,259		91,259

Issuance of common stock to related parties for services	125,000	125	27,375		27,500

Net loss				(1,785,832)	(1,785,832)
Balance, December 31, 2008	61,940,679	$61,941	$5,980,762	$(3,739,483)	$2,303,220

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,785,832)	$(1,181,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,046	4,350
Non-cash stock option expense	118,759	-
Accrued interest	3,098	(1,620)
Changes in assets and liabilities:
Decrease (increase)in accounts receivable	23,613	(24,663)
Decrease (increase) in deposits	-	2,127
Decrease (increase) in prepaid expenses	33,997	3,991
		-
Increase in accounts payable	27,041	6,270
Increase in accrued expenses	289,980	13,060
(Decrease) increase in customer deposits	-	(200)
Net cash used in operating activities	(1,283,298)	(1,178,569)

Cash flows from investing activities:
Purchases of property and equipment	-	(11,106)
Net cash used in investing activities	-	(11,106)

Cash flows from financing activities:
Return of common stock proceeds	-	(12,500)
Repayment of notes receivable	77,148	-
Loans from officer	210,000	-
Pre acquisition loans to Vidiation, Inc.	(165,000)	-
Net proceeds from the sale of common stock and warrants	62,500	-
Net cash provided by (used in) financing activities	184,648	(12,500)

Net (decrease) in cash and cash equivalents	(1,098,650)	(1,202,175)

Cash and cash equivalents at beginning of year	1,105,057	2,307,232

Cash and cash equivalents at end of year	$6,407	$1,105,057

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-
Non-cash financing and investing activities:
Issuance of stock to purchase Vidiation, Inc.	$2,609,558	$-
Notes receivable issued upon exercise of warrants for common stock	$-	$154,296

See notes to consolidated financial statements

Splinternet Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Splinternet Holdings, Inc. is the parent company of Splinternet Communications, Inc., a Voice over Internet Protocol (VoIP) company which entered into the radiation detection market with its radiation detection device in 2007, as well as Vidiation, Inc., a radiation detection sales and marketing company which was acquired on April 30, 2008.

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

On April 30, 2008, the Company acquired Vidiation, Inc. pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) merged into Vidiation, Inc., as a result of which Vidiation, Inc. became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. As a result, the former stockholders of Vidiation, Inc. owned 7.8% of the total issued and outstanding shares of common stock of the Company as of the date of acquisition.

Vidiation, Inc. is a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

The acquisition of Vidiation, Inc. is intended to accelerate revenue growth in the Company’s radiation detection business by increasing sales coverage through the addition of sales people from Vidiation, Inc. with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal year 2006, the Company commenced sales of its products and began generating revenues. However, as of December 31, 2008, the Company has negative working capital of $577,768, an accumulated deficit of $3,739,483 and for the year ended December 31, 2008 incurred a net loss of $1,785,832, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include more aggressive marketing, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be made that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Splinternet Communications, Inc. and Vidiation, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit and Market Risks

For the year ended 2008 the Company conducted a major portion of its business with one customer who accounted for 86% of total revenues. Sales to this customer amounted to approximately $702,000. At December 31, 2008, the same customer owed 100% of the accounts receivable balance of $8,750. For 2007 this customer accounted for 94% of total revenue.

Cash

The Company currently does not maintain a substantial amount of cash and cash equivalents with financial which exceeds federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk.

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

Fair Value of Financial Instruments

All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The carrying value of short-term financing arrangements and notes receivable approximates fair value because interest rates over the relative term of these instruments approximate current market interest rates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of five or seven years.  Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred.

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

The Company recognizes revenue when services have been performed. In cases where a customer prepays a subscription for services to be performed in a period which extends from one accounting period into a subsequent period, the Company only recognizes the portion of revenue due for services performed in the current reporting period.  In cases where there is an acceptance period during which a subscriber may cancel their agreement without penalty, the Company defers the revenue recognition until the end of that acceptance period.

The Company has recognized revenue for purchased hardware (for resale) when the products have been shipped and all of the conditions in Staff Accounting Bulletin 104 have been met.  In the past these suppliers have offered a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements.   All warranty obligations have expired with no material impact to the financial statements. No warranty cost or liability has been recorded as of December 31, 2008 and no warranty expense for the years ended December 31, 2008 and 2007.

Research and Development Costs

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of existing products and processes.  Such costs include services provided primarily by outside contractors.  All costs associated with research and development is expensed as incurred.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows or market multiples as appropriate.

The Company’s goodwill represents the excess acquisition cost over the fair of the tangible and identified intangible net assets of the Vidiation, Inc. acquired in 2008.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Splinterrnet Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to SFAS 141, Business Combinations accounting.  As a result, after allocating the purchase price to tangible and intangible assets, the difference was determined to be Goodwill.  For the year ended December 31, 2008, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. Management determined that goodwill was fully recoverable as of December 31, 2008.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008 and 2007, respectively.

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

 Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2008 and December 31, 2007.

The tax years 2003 through 2007 remain open to examination in the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Warrants to purchase 156,250 and stock options to purchase 905,000 shares of common stock are not included in diluted net loss per share for the year ended December 31, 2008 because they would be antidilutive. No potential dilutive securities were outstanding for the year ended December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) period on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 125000 shares of our common stock quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer on each applicable vesting date (determined to be December 31, March 31, June 30 and September 30).  The issuance of these shares of common stock will be exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stockholders equity

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

On November 6, 2007 two existing shareholders of the Company (Atheneum Capital and The Mountain View Trust) exercised all of their warrants to purchase 3,214,500 shares of common stock.  The board of directors agreed to modify the warrant agreements to allow the signing of notes in lieu of payment in cash.  Each of the two shareholders signed a one year interest bearing note totaling $77,188 in full payment of the exercise price.  The interest rate is 7% and interest only is paid quarterly.  The principal and all accrued but unpaid interest was due on November 6, 2008.  In November 2008, Atheneum Capital paid its note in full.  The Mountain View Trust continues to pay the interest on the note quarterly.  Management is pursuing its options in collecting the note.  Management believes the note is fully recoverable.

The Company issued a private placement for up to $5,000,000 of common stock with warrants attached.  The cost per share is $0.20 per share.  For every two shares of common stock sold, the company issues the purchaser one warrant for common stock.  The warrant life is two years with a strike price of $0.40 per share.  In December, 2008 the Company sold 312,500 common shares and 156,250 two year warrants with a strike price of $0.40 per common share in connection with the private placement.   The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

Recently Issued Accounting Standards

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $159.3 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The adoption of FSP APB 14-1is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  The Company does not expect that EITF 03-6-1 will have an impact on its consolidated financial statements.

 In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company does not expect that SFAS 160 will have a material effect on its consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred. The Company does not expect that SFAS 141R will have a material effect on its consolidated financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.   The Company does not expect that SAB 110 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company’s adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Reclassifications

Certain amounts from 2007 may have been reclassified to conform to the 2008 presentation.

NOTE 3.       ACQUISITION

On April 30, 2008, the Company acquired Vidiation, Inc. pursuant to which at closing Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed in 2008 for the purpose of such transaction) merged into Vidiation, Inc., as a result of which Vidiation, Inc. became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 4,788,179 shares of common stock of the Company to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc. As a result, the former shareholders of Vidiation, Inc. owned 7.8% of the total issued and outstanding shares of common stock of the Company as of the date of acquisition.

Vidiation, Inc. is a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology marketing company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The success Vidiation, Inc. had made was desired by the Company and precipitated the above-referenced transaction.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for using the purchase method whereby intangible assets identified in “business combinations” connection with the acquisition were recorded in accordance with the provisions of SFAS No. 141.

The stock portion of the acquisition consists of 4,788,179 shares at a price per share of $.545, which was the average closing price of a share of Splinternet common stock for the average of the 5 consecutive trading days before and after the public announcement by Splinternet of the contemplated purchase of Vidiation, Inc.

 The following table summarizes the allocation of the purchase price based on the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$2,609,558
Assets acquired
Cash	$2,306
Prepaid expenses	3,295
Fixed assets	19,994
Deposits	850
Accounts payable and accrued expenses	79,000
Notes payable	169,678
Net liabilities acquired	(222,233)
Goodwill (residual)	$2,831,790

At December 31 2008, the Company performed its goodwill impairment test. The Company used the two part test required by SFAS 142. The Company compared the goodwill balance to the value of the market cap of the entire Company.  The entire Company’s market cap was considered reasonable since nearly all of the Company’s resources, officers, directors, employees and consultants are used in the radiation detection business, of which the goodwill is solely related.  As a result of the test, the carrying value of the market cap was determined to exceed the Company’s goodwill and no goodwill impairment was recorded.

The pro forma effect on revenues, net loss, and loss per share amounts for the fiscal year ended December 31, 2008, assuming the Vidiation, Inc. transaction had closed on January 1, 2008, are as follows:

Net revenues:	$818,214
Net loss:	$2,011,991
Loss per share:	$0.03 per share

The unaudited pro forma combined financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates presented and is not necessarily representative of the Company’s future consolidated results.

NOTE 4.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at December 31, 2008 and 2007:

	2008	2007
Property and equipment	$47,797	$30,451
Less accumulated depreciation	(12,993)	(6,947)
Property and equipment, net	$34,804	$23,504

NOTE 5.       INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards of approximately $3,726,000 and $1,949,000 as of December 31, 2008 and 2007 which will expire at various dates through 2028.

Deferred tax assets and the valuation allowances as of December 31, 2008 and 2007 are as follows:

Deferred tax asset:	2008	2007

Net operating loss carryforward	$1,490,000	$779,500

Valuation allowance	(1,490,000)	(779,500)

	$-	$-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended December 31,	2008	2007

Tax benefit at federal statutory rates	(34)%	(34)%

Increase in valuation allowance	34%	34%

	0%	0%

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance for the years ended December 31, 2008 and 2007.  Based upon the Company’s current operating results, management has concluded that it is not more likely than not that such assets will be realized.

NOTE 6.       LOANS FROM OFFICERS

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the three months ended December 31, 2008 of $210,000.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $3,908 in interest charges due to loans payable to Mr. Ackerly.

An officer of Vidiation, Inc. advanced Vidiation, Inc. $12,663 prior to its acquisition by the Company. The amount is non interest bearing and has no repayment term.

NOTE 7.       BUSINESS SEGMENT INFORMATION

The Company conducts its operations in two business segments; the Radiation Sensor and Detection Division and the VoIP Division. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are allocated to the Radiation segment based on a three factor formula (revenues, payroll and certain assets).

	Radiation	VoIP	Corporate	Total
Three Months ended December 31, 2008
Revenues	$42,000	$131,088	$-	$173,088
Operating income (loss)	(507,466)	14,347	-	(493,119)
Total assets	2,847,442	34,404	104,709	2,986,555
Capital expenditures	-	-	-	-
Depreciation	1,087	210		1,297
Year ended December 31, 2008
Revenues	$42,000	$776,214	$-	$818,214
Operating income (loss)	(1,622,779)	(183,070)	-	(1,805,849)
Total assets	2,847,442	34,404	104,709	2,986,555
Capital expenditures	-	-	-	-
Depreciation	4,350	1,696	-	6, 046

The Company operated only in the VoIP segment during 2007; therefore segment information is only presented for 2008.

NOTE 8.       STOCK OPTION PLAN

2008 Stock Option Plan

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.  During the three months ended December 31, 2008, 360,000 stock options were forfeited when the individuals stopped working for the Company.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the year ended December 31, 2008 of approximately $91,259. For the year ended December 31, 2007 there were no grants of stock options.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The following table summarizes stock option activity:

Options Outstanding	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life

Balance at January 1, 2008	0

Granted Options	1,265,000	1.35	5.0

Forfeited Options	(360,000)	1.25

Balance at December 31, 2008	905,000	1.39	4.33

At December 31, 2008 the aggregate intrinsic value was $0.

Number Outstanding		Weighted Average Fair Value	Weighted Average Contractual Life
Non-vested options at December 31, 2007	0

Options Granted	1,265,000	.81	5.0

Options Forfeited	(360,000)	.81	5.0

Options vested	0	0	0

Non-vested options at December 31, 2008	905,000	.82	4.3

As of December 31, 2008, there was approximately $320,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.33 years.

The fair value of options granted during the year ended December 31, 2008 was approximately $1,031,000.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2008: risk-free interest rate of 2.4% and 2.96%  based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 5 years based upon the length of the grant. The expected volatility used was 83% based on an average of volatility calculations from several public companies in the same industry. Options have vesting periods of 3 years with one third vesting on each anniversary date and they have contractual lives of 5 years.

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

NOTE 9.       COMMITMENTS

Leases

The Company has a non-cancelable office lease agreements for its office space in Norwalk, CT and North Barrington, IL. The Company also has a one year lease agreement on its co-located space.

Rent expense charged to operations amounted to approximately $70,000 and $57,000 for the years ended December 31, 2008 and 2007 respectively.

The approximate aggregate future minimum lease payments are as follows:

Year Ending December 31:
2009	$69,700
2010	54,465
2011	45,900
2012	23,465
$193,530

Employment Agreements

The Company does not have employment agreements with any of its employees and uses outside contractors for some of its work.

NOTE 10.     SUBSEQUENT EVENT

On January 9 and 26, 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $45,000 and $35,000 respectively.

On January 23, 2009 the Company filed an S-8 with the Securities and Exchange Commissions which registers 6,000,000 shares at a proposed maximum offering price per share of $0.275.

On February 17, 2009, the Company granted 949,179 shares of its common stock to 5 employees and 5 consultants for services rendered which shares were granted under the Company’s 2008 Stock Incentive Plan.

On February 26, 2009, one of the Company’s subsidiaries (Vidiation Inc.) and Mr. Frank O’Connor an officer of Vidiation, Inc. agreed to settle a dispute with a vendor.  Under the terms of the settlement, Vidiation, Inc. agreed to pay $12,000 on February 26, 2009 and $22,000 on or before May 22, 2009 to  a vendor of Vidiation LLC prior to the acquisition of Vidiation, Inc. by Splinternet.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company.

On February 26, 2009 the Company made a payment of $12,000 to the Jeff Danzig Trust Account in accordance with the Confidential Settlement Agreement, Release, and Confession of Judgment between a vendor and Vidiation LLC, Vidiation, Inc., Frank O’Connor and Splinternet Holdings, Inc. dated February 26, 2009 as described above.

On February 26, 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $45,000.

On March 6 and 25, 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $45,000 and $42,000 respectively. On April 3, 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $25,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).  Controls and Procedures

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.       Other Information.

None.

PART III.

Item 10.                                Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

Name	Age	Positions
James C. Ackerly	60	President. Secretary, Treasurer and Director
L. Paul Bremer	67	Chairman of the Board
John T. Grippo	53	Chief Financial Officer
Edmund L. Resor	58	Vice President, Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

James C. Ackerly has been President, Secretary, Treasurer and a Director of the Company since its inception in January 2000. Since 1995, Mr. Ackerly has provided technology consulting and design services to AMR Corp., The Sabre Group, AT&T and others while working as an independent consultant. He currently serves on the board of directors of SpectrumDNA, Inc., ATL Communications and Cronus Technologies, Inc. Mr. Ackerly earned an A.B. in Physics from Williams College and an M.B.A. from Harvard Graduate School of Business Administration.

Ambassador L. Paul Bremer has been a Director and Chairman of the Board of the Company since October 2008. Recognized as one of the world’s leading experts on crisis management, counterterrorism and homeland security, Ambassador Bremer has a unique blend of experience in government and the private sector. His service as an American diplomat spanned eight Presidents. During that time, he was Special Assistant or Executive Assistant to six Secretaries of State. His overseas assignments included service at the Embassies in Afghanistan, Malawi and Norway. President Reagan named him as Ambassador to the Netherlands in 1983 where he served for three years.  In May 2003, President Bush appointed Ambassador Bremer Presidential Envoy to Iraq where he remained until June 2004.  Ambassador Bremer’s mission to Iraq marked his return to government after a 14 year career in business. Prior to his assignment to Iraq, Ambassador Bremer had been Chairman and Chief Executive Officer of Marsh Crisis Consulting Company. From 1989 to 200, he was Managing Director of Kissinger Associates, a strategic consulting firm headed by former Secretary of State, Henry Kissinger. During this period, Ambassador Bremer served as a director of a number of American and international corporations and on the Board of several not-for-profit organizations. In September 1999, the Speaker of the House of Representatives appointed him Chairman of the bipartisan National Commission on Terrorism. In June 2002, President Bush appointed Ambassador Bremer to the President’s Homeland Security Advisory Council.

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

Item 11.        Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2007 and 2008.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
James C. Ackerly,	2008	$118,750	$0	$80,065	$0	$0	$0	$8,103(2)	$206,918
President and Chief Executive Officer	2007	195,000	0	0	0	0	0	11,987(1)	206,987

(1) Represents the dollar amount recognized for financial reporting purposes of stock awards in 2008 computed in accordance with SFAS 123(R).

(2) The Company paid $8,103 in 2008 and $11,987 in 2007 of Mr. Ackerly’s medical expenses.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officer in the Summary Compensation Table has not been granted any stock options or other stock awards through December 31, 2008.

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock of which 125,000 shares will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record a non-cash stock compensation expense for the fair value of shares issued. To date no shares have been issued, however the financial statements have been prepared as though the shares were issued.

Director Compensation

Our directors do not receive fixed compensation for their services as directors.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Employment Agreements

None

2008 Stock Incentive Plan

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

Item 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters.

The following table sets forth, as of April 9, 2009, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock		Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

James C. Ackerly c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	23,711,706		37.6%	41.3%

L. Paul Bremer, III	250,000		0.4%	0.4%
c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor,
Norwalk, CT 06854

Edmund L. Resor c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	7,658,832		12.2%	12.2%

Thomas M. Flohr c/o Splinternet Holdings, Inc 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	4,212,200		6.7%	6.7%

Richard Rankin c/o Atheneum Capital LLC 51 Locust St New Canaan, CT 06840	5,859,350	(3)	9.3%	9.3%

Mary M. Ackerly PO Box 570 Norfolk, CT 06058	3,371,712	(4)	5.4%	5.4%

All executive officers and directors as a group (3 persons)	31,620,538		50.2%	50.2%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after April 9, 2009.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)
Includes 3,234,500 shares of Common Stock which are owned by Atheneum Capital (“Atheneum”), which is a company controlled by Richard Rankin, and 2,624,850 shares of Common Stock held by Mr. Rankin individually.

(4)
Includes 732,000 shares of Common Stock held by Mary M. Ackerly individually, and 2,639,712 shares of Common Stock held as trustee for trusts which benefit minor children.  Ms. Ackerly is the sister of Mr. James C. Ackerly.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation paid to Mr. Ackerly as described above under “Executive Compensation” and otherwise as described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the three months ended December 31, 2008, James C. Ackerly made loans to the Company in the aggregate principal amount of $210,000.  The loans are demand loans that are secured by all of the assets of the Company and accrue interest at 8%.

Subsequent to the 2008 year end and through the date of this report, Mr. Ackerly has made additional loans to the Company in the aggregate principal amount of $237,000.  Such loans are demand loans accruing interest at 8% and are secured as described above.

Director Independence

Our board of directors currently consists of three members.  They are James C. Ackerly, Ambassador L. Paul Bremer and Edmund L. Resor.  Mr. Ackerly is the Company’s President, Secretary and Treasurer, Ambassador Bremer is the Company’s Chairman of the Board and Mr. Resor is a Vice President.  None of our directors are independent directors.  We have determined their independence using the definition of independence set forth in Nasdaq Marketplace  Rule 4200(a)(15).

Item 14.	Principal Accountant Fees and Services.

The firm of McGladrey & Pullen (“M&P”) acts as our independent registered public accounting firm. As previously disclosed in our Current Report on Form 8-K filed on November 15, 2007, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of M&P. As a result, GGK resigned as auditors of the Company effective November 15, 2007, and M&P was appointed as our independent registered public accounting firm in connection with the Company’s annual financial statements for the  year ended December 31, 2007. The following is a summary of fees paid to our independent registered public accounting firm for services rendered.

Audit Fees

Audit fees billed to the Company by M&P for its audit of the Company’s financial statements included in this Form 10-K, for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and its review of financial statement included in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission for 2008 and 2007 totaled $63,000 and $37,000, respectively.

           Audit-Related

There were no audit- related fees billed to the Company by M&P for the years ended December 31, 2008 and 2007.

Tax Fees

There were no tax fees billed to the Company by M&P for its tax returns for the years ended December 31, 2008 and 2007.

Other

No other fees were billed to the Company by M&P for all other non-audit or tax services rendered to the Company for the years ended December 31, 2008 and 2007.

Audit Committee Pre-Approval Policies

As of this filing date, Splinternet has no Audit Committee.  Therefore it has not adopted a procedure under which all fees charged by M&P must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

Item 15.        Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are listed in the Table of Contents to Consolidated Financial Statements on page 26 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits
Incorporated by
Exhibit No.	Name of Exhibit	Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Share Exchange Agreement by and among Splinternet Holdings, Inc., Splinternet Communications, Inc. and the former shareholders of Splinternet Communications, Inc.	Exhibit 10.1 (1)
10.2	Lease by and between Splinternet Communications, Inc. and SYN-CONN, LLC	Exhibit 10.5 (1)
10.3	Agreement and Plan of Merger dated as of February 7, 2008 among Splinternet Holdings, Inc., Splinternet Merger Sub I, Inc. and Vidiation, Inc.	Exhibit 10.1 (2)
10.4	2008 Stock Incentive Plan	Exhibit 10.1 (3)
10.5	Security Agreement dated September 5, 2008 with James C. Ackerly	Exhibit 10.1 (4)
10.6	Form of Secured Demand Promissory Note for loans from James C. Ackerly	Exhibit 10.2 (4)
21.1	Subsidiaries of Splinternet Holdings, Inc.	*
23.1	Consent of McGladrey & Pullen, LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed June 1, 2006, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 12, 2008, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinternet Holdings, Inc.

BY:	/s/ James C. Ackerly
James C. Ackerly
President

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ L. Paul Bremer	Chairman of the Board of Directors	April 14, 2009
L. Paul Bremer

/s/ James C. Ackerly	President and Treasurer	April 14, 2009
James C. Ackerly	(Chief Executive Officer)

/s/ Edmund L. Resor	Vice President and Director	April 14, 2009
Edmund L. Resor

/s/ John T. Grippo	Chief Financial Officer	April 14, 2009
John T. Grippo	(Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report covering the last fiscal year or proxy materials with respect to any annual or other meeting of security holders has been sent to our stockholders.  An annual report and proxy materials may be sent to our stockholders subsequent to the filing of this Form 10-K.  In such event, we shall furnish to the Securities and Exchange Commission copies of any annual report or proxy materials that is sent to our stockholders.