Form 10-Q
period 2009-03-31
SPLINTERNET HOLDINGS INC
filed 2009-05-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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
Yes  ☐ No  ☒

As of May 14, 2009, there were 63,498,358 outstanding shares of Common Stock, $.001 par value.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008

Notes to the Condensed Consolidated Financial Statements (Unaudited)

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$6,258	$6,407
Accounts receivable	34,654	8,750
Prepaid expenses	12,298	12,452
Note receivable	77,952	77,958

Total current assets	131,162	105,567

Property and equipment, net	33,081	34,804

Goodwill	2,831,790	2,831,790
Security deposits	14,394	14,394
Total assets	$3,010,427	$2,986,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$132,537	$122,621
Accrued expenses	73,027	334,143
Deferred revenue	21,000	-
Loans from officers	432,216	226,571
Total current liabilities	658,780	683,335
Total liabilities	658,780	683,335
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 63,014,858 and 61,940,679 shares issued and outstanding	63,015	61,941
Additional paid-in capital	6,344,909	5,980,762
Accumulated deficit	(4,056,277)	(3,739,483)
Total stockholders’ equity	2,351,647	2,303,220
Total liabilities and stockholders’ equity	$3,010,427	$2,986,555

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009		2008

Service revenue		$78,283		$178,658

Cost of revenue		76,687		171,968
Gross profit		1,596		6,690

Selling, general and administrative expenses		255,657		219,363

Research and development costs		57,932		56,925
Loss from operations		(311,993)		(269,598)

Interest income		1,344		10,697
Interest expense		6,145		-
Net loss	$	(316,794)	$	(258,901)

Net loss per share:

Basic and Diluted	$	(0.01)	$	(0.00)

Weighted average common shares outstanding:

Basic and Diluted		62,131,904		56,715,000

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009		2008

Cash flow from operating activities:
Net loss	$	(316,794)	$	(258,901)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		1,723		1,087
Non-cash stock compensation expense		109,274		-
Decrease in accrued interest				30
Change in assets and liabilities
Decrease/(increase) in accounts receivable		(25,904)		11,908
Decrease in prepaid expenses and other current assets		160		11,825
Decrease in accounts payable		9,916		-
Decrease in accrued liabilities		(5,169)		-
Increase in deferred revenues		21,000
Decrease in loans to Vidiation, Inc.		-		(125,000)

Net cash used in operating activities		(205,794)		(340,800)

Cash flows from financing activities:
Loans from officer		205,645		-

Net cash provided by financing activities		205,645		-

Net decrease in cash and cash equivalents		(149)		(340,800)

Cash and cash equivalents, beginning of period		6,407		1,105,057

Cash and cash equivalents, end of period		$6,258		$764,257

Supplemental disclosure of cash flow information
Non-cash investing and financing activity
Issuance of common stock for services		$255,947		$-

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Splinternet Holdings, Inc., a Company incorporated in the State of Delaware on March 22, 2006, conducted a share for share exchange of securities with Splinternet Communications, Inc. (“Splinternet”) on April 3, 2006, whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of Splinternet Holdings, Inc. (“ the Company”). Splinternet Holdings, Inc. does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc.

On April 30, 2008, the Company acquired Vidiation, Inc. (“Vidiation”)a radiation detection company, for a purchase price of approximately $2.6 million, excluding transaction costs of approximately $0.01 million. The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of March 31, 2009 and the results of operations and cash flows for the interim periods ended March 31, 2009 and 2008 to fairly present the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options to purchase 1,217,500 shares of the Company's common stock, as of March 31, 2009, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three months ended March 31, 2009.  There were no stock options outstanding during the three months ended March 31, 2008.

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

LIQUIDITY

As of March 31, 2009, the Company had approximately $6,200 in cash and liabilities of approximately $659,000. The Company’s net cash used in operating activities for the three months ended March 31, 2009 was $205,791; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $4,056,277 as of March 31, 2009. For the three months ended March 31, 2009, our net loss was $316,794. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Recent Accounting Pronouncements

In September 2006, the  Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 – Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s consolidated financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We do not expect the adoption of SFAS 115-2 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. We do not expect the changes associated with adoption of this FSP to have a material impact our consolidated financial position and results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We do not believe adoption of SFAS 141(R) will have a material impact to the consolidated financial statements.

3.   MAJOR CUSTOMER

During the three months ended March 31, 2009 and 2008, one customer (BuenaVox LLC) accounted for 77% and 96% of all revenues, respectively.

4.   TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of March 31, 2009 the Company has net operating loss carryforwards of approximately $5,840,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $2,330,000 as of March 31, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $2,330,000 at March 31, 2009.

5.   STOCKHOLDERS EQUITY

During the three months ended March 31, 2009 the Company issued 359,304 shares of common stock to employees for services rendered and recorded a non-cash stock compensation expense of  approximately $61,000. In addition the Company issued 125,000 shares of stock to its chairman of the board and recorded non-cash stock compensation expense of approximately $14,000. Furthermore the Company issued 589,875 shares of common stock to employees as payment for accrued compensation as of December 31, 2008 in the amount of approximately  $256,000.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended March 31, 2009 of approximately $34,000. For the three months ended March 31, 2008 there were no grants of stock options.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

As of March 31, 2009, there was approximately $285,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.33 years.

No options were granted during the three months ended March 31, 2009.

7.   SEGMENT INFORMATION

The Company conducts its operations in two business segments; the Radiation Sensor and Detection Division and the VoIP Division.  The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2008. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).

Three Months ended March 31, 2009	Radiation	VoIP	Corporate	Total
Revenues	$-	$78,283	$-	$78,283
Operating income (loss)	(314,225)	2,232	-	(311,993)
Total assets	2,846,806	67,114	96,507	3,010,427
Capital expenditures	-	-	-	-
Depreciation	636	1,088		1,724

The Company operated only in the VoIP segment during the period ended March 31, 2008; therefore segment information is only presented for the same period in 2009.

8.   LOANS FROM OFFICERS

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the three months ended March 31, 2009 of $212,000.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $6,145 in interest charges due to loans payable to Mr. Ackerly.

9.   CONTINGENCY

The Company recently became involved in a claim described below arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of this matter would not have a material adverse impact on the financial position of the Company or the results of its operations and the Company intends to vigorously defend itself against this claim.

In 2008, Kerrigan & Associates, Inc. (“Kerrigan”) commenced an action against Vidiation, Inc., Vidiation LLC, Frank O’Connor and others in Fairfax Circuit Court, Fairfax, Virginia wherein Kerrigan alleges that it is owed $59,000 for consulting services rendered prior to our acquisition of Vidiation, Inc.  Splinternet has been added as a defendant wherein Kerrigan alleges that Splinternet Holdings, Inc. assumed all of the assets and liabilities of Vidiation, Inc.

On February 26, 2009, Vidiation, Inc. and Frank O’Connor agreed to settle the dispute.  Under the terms of the settlement, Vidiation, Inc. paid $12,000 on February 26, 2009 and agreed to pay $22,000 on or before May 22, 2009 to Kerrigan.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company.  The Company has reduced the amount it owes Mr. O’Connor by the amount of the $12,500 payment to Kerrigan.

10.   SUBSEQUENT EVENTS

On April 3, and 24, 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $25,000 and $15,000 respectively.

In April 2009, The Idler Company, Inc., which was an investor in Vidiation LLC, commenced an action against Splinternet Holdings, Inc., Vidiation, Inc., Vidiation LLC and others in United State District Court, District of Connecticut, wherein the plaintiff is seeking the return of its investment in Vidiation LLC in the amount of $100,000.  The Company and Vidiation, Inc. have been named as co-defendants since Vidiation LLC was a predecessor of Vidiation, Inc., which the Company acquired on April 30, 2008.  Management believes the case against the Company and Vidiation, Inc. has no merit.  However, the Company has director and officer insurance which management believes should cover any potential liability the Company may have in this matter as a successor company.

Subsequent to the end of the first quarter of 2009, the Company sold an aggregate of 480,000 shares of its common stock to certain investors for total gross proceeds of $60,000 in a private placement offering to accredited investors only.  In connection therewith, the investors shall receive 480,000 warrants exercisable into shares of common stock at $0.10 per share per share which warrants shall expire in two years. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

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

Recent Events

Subsequent to the end of the first quarter of 2009, the Company sold an aggregate of 480,000 shares of its common stock to certain investors for total gross proceeds of $60,000 in a private placement offering to accredited investors only.  In connection therewith, the investors shall receive 480,000 warrants exercisable into shares of common stock at $0.10 per share per share which warrants shall expire in two years. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the warrants should be classified as equity.

Results of Operations

SERVICE REVENUE

Service revenue for the three months ended March 31, 2009 were $78,283 which is a decrease from $178,658 for the three months ended March 31, 2008.  The decrease is due to lower usage of the Company’s long distance termination by its customer.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months ended March 31, 2009, the costs of the wholesale minutes were $76,687 which is a decrease from $171,968 for the three months ended March 31, 2008. The decrease is due to lower usage for this service by the Company’s customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended March 31, 2009, selling, general and administrative costs were $255,657 which is an increase from $219,363 in the comparable period in 2008.  The increases were the result of two events which the Company undertook during 2008. The first was a change in our business strategy which moved the Company from an emphasis on VoIP to new radiation detection products and services. The second was the acquisition of Vidiation, Inc. on April 30, 2008. With this acquisition the Company’s selling, general and administrative expenses have increased due to our sales and marketing efforts and conference attendance.

RESEARCH AND DEVELOPMENT

Research and development increased to $57,932 in the three months ended March 31, 2009 from $56,925 for the comparable periods in 2008. The increase is the result of the purchase of components related to product development associated with the Company’s radiation detection device.

INTEREST INCOME

Interest earned in the three months ended March 31, 2009 was $1,344 compared to $10,697 for the comparable period in 2008. This is primarily due to a lower average balance invested in 2009 due to the Company using cash to fund operations and lower interest rates.

INTEREST EXPENSE

Interest expense in the three months ended March 31, 2009 was $6,145 compared to $0 for the comparable period in 2008. This is due to the accrual of interest payable on notes made by the President and Chief Executive Officer to the Company.

NET LOSS

We recognized a net loss of $316,794, during the three months ended March 31, 2009 compared to a net loss of $258,901 during the same period in the prior year for an overall increase in net loss of $57,893. The increase in the net loss was primarily the result of the Company’s product development and sales and marketing efforts.  This is due to an emphasis being placed on development of new radiation detection products and services.  We believe the steps being taken in development of our new radiation detection products and services offerings will allow us to increase revenues and return to profitability.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2009, we had approximately $6,200 in cash and liabilities of approximately $659,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $4,056,277 as of March 31, 2009. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the three months ended March 31, 2009 was $205,791 which was primarily the result of the net loss of $316,794.  No net cash was used in investing activities for the three months ended March 31, 2009 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the three months ended March 31, 2009, net cash used in financing activities was $205,645 compared to $0 for the three months ended March 31, 2008. The change in 2009 is due to loans from the President and Chief Executive Officer of the Company during the first three months of 2009 versus no financing activities during the same period in 2008.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

Subsequent to March 31, 2009 the President and current CEO loaned the Company $40,000 which bears interest at 8% per annum and is due on demand.

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

Risk Factors

Our independent registered public accounting firm has issued a going concern opinion.

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

We have a history of substantial operating losses and an accumulated deficit of $4,056,277 as of March 31, 2009. For the three months ended March 31, 2009, our net loss was $316,794. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we could be forced to cease operations.

We will need additional financing in order to continue our operations which we may not be able to raise.

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected and we could be forced to cease operations.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of radiation detection equipment and services that is only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected and we could be forced to cease operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. The Company had recorded Goodwill as a result of its acquisition of Vidiation, Inc.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Splinternet Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to SFAS 141, Business Combinations accounting.  As a result, after allocating the purchase price to tangible and intangible assets, the difference was determined to be Goodwill.  Evaluating goodwill for impairment involves the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and the strategic plans with regard to the Company’s operations. To the extent additional information arises or the strategies change, it is possible the conclusion regarding goodwill impairment could change, which could have a material effect on the financial position and results of operations. For these reasons, the Company believes the accounting estimates related to goodwill impairment is a critical accounting estimate.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Board (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position FSP FAS 157-2 – Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on our consolidated financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We do not expect the adoption of SFAS 115-2 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. We do not expect the changes associated with adoption of this FSP to have a material impact our consolidated financial position and results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We do not believe adoption of SFAS 141(R) will have a material impact to the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

In 2008, Kerrigan & Associates, Inc. (“Kerrigan”) commenced an action against Vidiation, Inc., Vidiation LLC, Frank O’Connor and others in Fairfax Circuit Court, Fairfax, Virginia wherein Kerrigan alleges that it is owed $59,000 for consulting services rendered prior to our acquisition of Vidiation, Inc.  Splinternet has been added as a defendant wherein Kerrigan alleges that Splinternet Holdings, Inc. assumed all of the assets and liabilities of Vidiation, Inc.

On February 26, 2009, Vidiation Inc. and Frank O’Connor agreed to settle the dispute.  Under the terms of the settlement, Vidiation, Inc. paid $12,000 on February 26, 2009 and agreed to pay $22,000 on or before May 22, 2009 to  Kerrigan.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  No shares have been issued to date.  However, the financial statements have been prepared as though 250,000 shares were issued.  The issuance of these shares of common stock will be exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the end of the first quarter of 2009, we sold an aggregate of 480,000 shares of our common stock to certain investors for total gross proceeds of $60,000 in a private placement offering to accredited investors only.  In connection therewith, the investors shall receive 480,000 warrants exercisable into shares of common stock at $0.10 per share at $0.125 per share which warrants shall expire in two years. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: May 14, 2009	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: May 14, 2009	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)