Form 10-Q
period 2009-06-30
SPLINTERNET HOLDINGS INC
filed 2009-08-14
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐     No  ☒

As of August 14, 2009, there were 65,386,216 outstanding shares of Common Stock, $.001 par value.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2009 and 2008	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$2,407	$6,407
Accounts receivable	31,370	8,750
Prepaid expenses	12,189	12,452
Note receivable	77,961	77,958
Due From Employees	22,913	-

Total current assets	146,840	105,567

Property and equipment, net	31,358	34,804

Goodwill	2,831,790	2,831,790
Security deposits	14,394	14,394
Total assets	$3,024,382	$2,986,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$96,482	$122,621
Accrued expenses	63,372	334,143
Loans from officers	546,475	226,571
Total current liabilities	706,329	683,335
Total liabilities	706,329	683,335
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and
none outstanding
Common stock, $0.001 par value; 90,000,000
shares authorized; 65,386,216 and 61,940,679 shares
issued and outstanding	65,389	61,941
Additional paid-in capital	6,591,770	5,980,762
Accumulated deficit	(4,339,106)	(3,739,483)
Total stockholders’ equity	2,318,053	2,303,220
Total liabilities and stockholders’ equity	$3,024,382	$2,986,555

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service revenue	$309,116	$222,301	$387,399	$400,959

Cost of revenue	248,114	208,778	324,800	380,746
Gross profit	61,002	13,523	62,599	20,213

Selling, general and administrative expenses	302,598	478,001	558,255	697,364

Research and development costs	33,171	58,234	91,103	115,159

Loss from operations	(274,767)	(522,712)	(586,759)	(792,310)
Interest income	1,359	7,766	2,703	18,462
Interest expense	9,422	64	15,567	64
Net loss	$(282,830)	$(515,010)	$(599,623)	$(773,912)

Net loss per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common stock outstanding:
Basic and Diluted	63,622,924	59,924,658	62,881,533	58,319,829

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(599,623)	$(773,912)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,446	2,662
Non-cash stock option expense		35,000
Non-cash stock compensation expense	544,456
Change in assets and liabilities, net of acquisition
Increase/(decrease) in accounts receivable	(22,620)	16,064
Decrease in prepaid expenses	(263)	22,189
Increase in advances to employee	(22,913)
Increase in notes receivable	(3)	(30)
Increase/(decrease) in accounts payable
and accrued expenses	(296,910)	45,602
Net cash used in operating activities	(393,904)	(652,425)

Cash flows from financing activities:
Pre acquisition loans to Vidiation, Inc.	-	(165,000)
Loans from officer	319,904	-
Proceeds from sale of common stock	70,000	-
Net cash provided by (used in) financing activities	389,904	(165,000)

Net decrease in cash and cash equivalents	(4,000)	(817,425)

Cash and cash equivalents, beginning of period	6,407	1,105,057
Cash and cash equivalents, end of period	$2,407	$287,632

Supplemental disclosure of cash flow information
Non-cash investing and financing activity
Issuance of stock for the purchase of Vidiation, Inc.	$-	$2,609,557
Issuance of common stock for services	$255,947	$-

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

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of June 30, 2009 and the results of operations and cash flows for the interim periods ended June 30, 2009 and 2008 to fairly present the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Warrants to purchase 872,500 shares of the Company's common stock, as of June 30, 2009, were not included in the calculation, due to the fact that these warrants were anti-dilutive for the three and six months ended June 30, 2009.  603,393 options issued in 2008 were excluded as they were not vested.  Vested options to purchase 301,667 shares of the Company's common stock, as of June 30, 2009, were not included in the calculation, due to the fact that these options were anti-dilutive for the three and six months ended June 30, 2009.

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

LIQUIDITY

As of June 30, 2009, the Company had approximately $2,400 in cash and liabilities of approximately $706,000. The Company’s net cash used in operating activities for the six months ended June 30, 2009 was $393,904; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $4,339,106 as of June 30, 2009. For the six months ended June 30, 2009, our net loss was $599,623. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

 In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.   MAJOR CUSTOMER

During the three and six months ended June 30, 2009 and 2008, one customer (BuenaVox LLC) accounted for 97% and 96% of all revenues, respectively.

4.   TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of June 30, 2009 the Company has net operating loss carryforwards of approximately $4,330,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,730,000 as of June 30, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $1,730,000 at June 30, 2009.

5. STOCKHOLDERS EQUITY

During the six months ended June 30, 2009 the Company issued 2,885,537 shares of common stock to employees and consultants for services rendered and recorded a non-cash stock compensation expense of approximately $476,000. Included in that amount were issuances of 250,000 shares of stock to its chairman of the board and recorded non-cash stock compensation expense of approximately $23,000. The Company also issued to Frank O’Connor for services rendered 250,000 warrants which are exercisable into shares of common stock at $0.40 per share and expire in two years.

The Company also sold 560,000 common shares and 560,000 warrants and received proceeds of  $70,000.  The warrants have a strike price of $0.10 per warrant and expire in June 2011.  Each warrant is exchangeable for one share of the Company’s common stock.

6.   STOCK PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Splinternet Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.  During the three months ended December 31, 2008, 360,000 stock options were forfeited when the individuals stopped working for the Company.

The exercise price of Incentive Stock Options granted under the plan must be at least equal to the fair market value of the shares on the date of the grant. The maximum term for each Incentive Stock Option granted is five years. Options shall be exercisable at such times and in such installments as the committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 2,000,000. The Stock Plan also provides for the granting of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, qualified performance awards and stock awards. The Board of Directors has not granted any of these other types of awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three and six months ended June 30, 2009 of approximately $34,000 and 68,000 respectively. For the three and six months ended June 30, 2008 there were no grants of stock options.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

As of June 30, 2009, there was approximately $251,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.63 years.

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

Three Months ended June 30, 2009	Radiation	VoIP	Corporate	Total
Revenues	$7,500	$301,616	$—	$309,116
Operating income (loss)	(326,396)	51,629	—	(274,767)
Total assets	2,846,170	54,848	123,364	3,024,382
Depreciation	636	1,088		1,724

Six Months ended June 30, 2009
Revenues	$7,500	$379,899	$—	$387,399
Operating income (loss)	(640,620)	53,861	—	(586,759)
Total assets	2,846,170	51,848	123,364	3,024,382
Depreciation	1,272	2,176	—	3,448

Three Months ended June 30, 2008	Radiation	VoIP	Corporate	Total
Revenues	$—	$222,301	$—	$222,301
Operating income (loss)	(314,961)	12,436	(220,187)	(522,712)
Total assets	2,851,297	44,128	473,426	3,368,851
Depreciation	487	1,088		1,575

Six Months ended June 30, 2008
Revenues	$—	$400,959	$—	$400,959
Operating income (loss)	(590,160)	18,038	(220,188)	(792,310)
Total assets	2,851,297	44,128	473,426	3,368,851
Depreciation	487	2,175	—	2,662

8.   LOANS FROM OFFICERS

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the six months ended June 30, 2009 of $317,000.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $15,567 in interest charges due to loans payable to Mr. Ackerly.

9.   CONTINGENCY

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

On February 26, 2009, Vidiation, Inc. and Frank O’Connor agreed to settle the dispute.  Under the terms of the settlement, Vidiation, Inc. paid $12,000 on February 26, 2009 and $22,000 on May 22, 2009 to Kerrigan.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company to Mr. O’Connor.

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against Splinternet Holdings, Inc., Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  The Company intends to vigorously defend this matter. However, the Company cannot predict or estimate the timing or ultimate outcome of this matter.

10.   SUBSEQUENT EVENTS

During July 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $53,000.

The Company evaluated subsequent events as of August 14, 2009.

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

Results of Operations

SERVICE REVENUE

Service revenue for the three months ended June 30, 2009 were $309,116 which is a increase  from $222,301 for the three months ended June 30, 2008. The increase is due to higher usage of the Company’s long distance termination by its customer during the second quarter 2009 as compared to the same period in 2008.  Service revenue for the six months ended June 30, 2009 were $387,399 which is a decrease from $400,959 for the six months ended June 30, 2008.  The decrease in the six months ended June, 30, 2009 is due to lower usage of the Company’s long distance termination by its customer during the same period in 2008.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months ended June 30, 2009, the costs of the wholesale minutes were $248,114 which is a increase from $208,778 for the three months ended June 30, 2008. The increase is due to higher usage of the Company’s long distance termination by its customer during the second quarter 2009 as compared to the same period in 2008. For the six months ended June 30, 2009, the costs of the wholesale minutes were $324,800 which is a decrease from $380,746 for the six months ended June 30, 2008. The decrease in the six months ended June, 30, 2009 is due to lower usage of the Company’s long distance termination by its customer during the same period in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three and six months ended June 30, 2009, selling, general and administrative costs were $302,598 and $558,255 which is an decrease from $478,001 and  $697,364 in the comparable period in 2008.  The decreases are the result of cost cutting measures the Company began undertaking since the fourth quarter of 2008.

RESEARCH AND DEVELOPMENT

Research and development decreased to $33,171 and $91,103 in the three and six months ended June 30, 2009 from $58,234 and $115,159 for the comparable periods in 2008. The decreases are the result of cost cutting measures the Company began undertaking since the fourth quarter of 2008.

INTEREST INCOME

Interest earned in the three and six months ended June 30, 2009 was $1,359 and $2,703 compared to $7,766 and $18,462 for the comparable period in 2008. This is primarily due to a lower average balance invested in 2009 due to the Company using cash to fund operations and lower interest rates.

INTEREST EXPENSE

Interest expense in the three and six months ended June 30, 2009 was $9,422 and $15,567 compared to no interest expense for the comparable period in 2008. This is due to the accrual of interest on notes made by the President and Chief Executive Officer to the Company.

NET LOSS

We recognized a net loss of $282,830, during the three months ended June 30, 2009 compared to a net loss of $515,010 during the same period in the prior year for an overall decrease in net loss of $232,180. We recognized a nest loss of $599,623, during the six months ended June 30, 2009 compared to a net loss of $773,912, during the same period in the prior year for an overall decrease in net loss of $174,289. The decreases in the net loss was primarily the result of the Company’s cost cutting measure which began during the fourth of 2008.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2009, we had approximately $2,400 in cash and liabilities of approximately $706,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $4,339,106 as of June 30, 2009. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the six months ended June 30, 2009 was $393,904 which was primarily the result of the net loss of $599,623.  No net cash was used in investing activities for the six months ended June 30, 2009 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the six months ended June 30, 2009, net cash provided by (used in) financing activities was $389,904 compared to a use of $165,000 for the six months ended June 30, 2008. The change in 2009 is due to loans from the President and Chief Executive Officer of the Company and the sale of common stock which generated $70,000 in net proceeds during the first six months of 2009 versus the loaning of $165,000 to Vidiation, Inc. during the same period in 2008.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

Subsequent to June 30, 2009 the President and current CEO loaned the Company $53,000 which bears interest at 8% per annum and is due on demand.

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

We have a history of substantial operating losses and an accumulated deficit of $4,339,106 as of June 30, 2009. For the six months ended June 30, 2009, our net loss was $599,623. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we could be forced to cease operations.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

 In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

On February 26, 2009, Vidiation Inc. and Frank O’Connor agreed to settle the dispute.  Under the terms of the settlement, Vidiation, Inc. paid $12,000 on February 26, 2009 and  $22,000 on May 22, 2009 to  Kerrigan.  Mr. O’Connor agreed to reimburse Vidiation, Inc. for both payments.  In the event that Mr. O’Connor does not reimburse Vidiation, Inc. for either of the two payments to the vendor, Vidiation, Inc. or the Company may satisfy the obligation by withholding funds otherwise due from Vidiation, Inc. or the Company to Mr. O’Connor.

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against Splinternet Holdings, Inc., Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  We intend to vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  A total of 375,000 shares have been issued to date.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter of 2009, we sold an aggregate of 560,000 shares of our common stock to certain investors for total gross proceeds of $70,000 in a private placement offering to accredited investors only.  In connection therewith, the investors received 560,000 warrants exercisable into shares of common stock at $0.10 per share which warrants shall expire in two years. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the second quarter of 2009, the Company issued to Frank O’Connor for services rendered 500,000 shares of common stock and 250,000 warrants which are exercisable into shares of common stock at $0.40 per share and expire in two years.  The issuance of these securities were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

4.1	Form of Common Stock Purchase Warrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLINTERNET HOLDINGS, INC. (Registrant)

Dated: August 14, 2009	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)