Form 10-Q
period 2009-09-30
SPLINTERNET HOLDINGS INC
filed 2009-11-23
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐      No   ☒

As of November 13, 2009, there were 66,671,216 outstanding shares of Common Stock, $.001 par value.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE:  The financial statements included in this Report have not been reviewed by an independent public accountant as required by Regulation S-X. We undertake the responsibility to file an amended Form 10-Q for this period when the review is completed. Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements when reviewed by an independent public accountant.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$52,903	$6,407
Accounts receivable	26,158	8,750
Prepaid expenses	108,838	12,452
Note receivable	77,961	77,958
Due From Employees	22,913	-

Total current assets	288,773	105,567

Property and equipment, net	29,634	34,804

Goodwill	2,831,790	2,831,790
Security deposits	14,394	14,394
Total assets	$3,164,591	$2,986,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$159,894	$122,621
Accrued expenses	69,177	334,143
Loans from officers	706,186	226,571
Total current liabilities	935,257	683,335
Total liabilities	935,257	683,335
Commitments
Stockholders’ equity:
Capital stock:
Preferred stock, 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 66,671,216 and 61,940,679 shares issued and outstanding	66,674	61,941
Additional paid-in capital	6,777,208	5,980,762
Accumulated deficit	(4,614,548)	(3,739,483)
Total stockholders’ equity	2,229,334	2,303,220
Total liabilities and stockholders’ equity	$3,164,591	$2,986,555

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Service revenue	$294,285	$244,167	$681,684	$645,125

Cost of revenue	331,995	239,172	656,796	619,917
Gross profit	(37,710)	4,995	24,888	25,208

Selling, general and administrative expenses	187,443	462,195	747,834	1,158,875

Research and development costs	33,233	63,688	124,336	178,847
Loss from operations	(258,386)	(520,888)	(847,282)	(1,312,514
Interest income	1,350	3,449	4,053	21,847
Interest expense	16,269	417	31,836	417
Net loss	$(273,305)	$(517,856)	$(875,065)	$(1,291,084

Net loss per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02

Weighted average common stock outstanding:
Basic and Diluted	65,689,073	61,503,179	63,820,820	59,380,946

See notes to condensed consolidated financial statements.

SPLINTERNET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(875,065)	$(1,291,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,171	4,812
Non-cash stock option expense	-	86,217
Non-cash stock compensation expense	711,179
Change in assets and liabilities, net of acquisition
Increase/(decrease) in accounts receivable	(17,408)	3,413
Increase/(decrease) in prepaid expenses	(96,388)	40,305
Increase in advances to employee	(22,913)
Increase in notes receivable	(3)	(30)
Increase in deferred revenue	-	40,000
Increase/(decrease) in accounts payable and accrued expenses	(227,694)	112,438
Net cash used in operating activities	(523,121)	(1,003,928)

Cash flows from financing activities:
Pre acquisition loans to Vidiation, Inc.	-	(165,000)
Loans from officer	479,615	75,417
Proceeds from sale of common stock	90,000	-
Net cash provided by (used in) financing activities	569,615	(89,583)

Net increase in cash and cash equivalents	46,496	(1,093,511)

Cash and cash equivalents, beginning of period	6,407	1,105,057
Cash and cash equivalents, end of period	$52,903	$11,546

Supplemental disclosure of cash flow information
Non-cash investing and financing activity
Issuance of stock for the purchase of Vidiation, Inc.	$-	$2,609,557
Issuance of common stock for services	$255,947	$-

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

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 2000. Splinternet Communications, Inc., which also operates under the name Defentect in connection with its radiation detection business, is a developer of Internet Protocol (IP) based management, monitoring and messaging system which interfaces with Defentect’s radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software which is managed over the Web, utilizing existing network infrastructure, to provide administrative and configuration services enabling our customers to add these type of devices to their existing security systems for unmanned detection, alerts and messaging for a variety of threat-event detection. In addition, Splinternet continues to resell excess VoIP capacity primarily to traditional international carriers.

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

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed.  The financial statements contained in this report are unaudited and have not been reviewed by an independent public accountant as required by Regulation S-X but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of September 30, 2009 and the results of operations and cash flows for the interim periods ended September 30, 2009 and 2008 to fairly present the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Warrants to purchase 1,032,500 shares of the Company's common stock, as of September 30, 2009, were not included in the calculation, due to the fact that these warrants were anti-dilutive for the three and nine months ended September 30, 2009.  603,393 options issued in 2008 were excluded as they were not vested.  Vested options to purchase 301,667 shares of the Company's common stock, as of September 30, 2009, were not included in the calculation, due to the fact that these options were anti-dilutive for the three and nine months ended September 30, 2009.

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

LIQUIDITY

As of September 30, 2009, the Company had approximately $53,000 in cash and liabilities of approximately $935,000. The Company’s net cash used in operating activities for the nine months ended September 30, 2009 was $523,121 hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $4,614,548 as of September 30, 2009. For the nine months ended September 30, 2009, our net loss was $875,065. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Recent Accounting Pronouncements

The FASB issued ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) in June 2009. The Statement does not change existing GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009.

The FASB issued ASC 855, Subsequent Events (formerly referred to as SFAS No. 165) in May 2009. The pronouncement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is effective on a prospective basis for interim periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009 and it had no impact on the Company’s financial position or results of operations.

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

The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB ASC 860, Transfers and Servicing) in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance to SFAS 140 is not expected to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (FASB ASC 810, Consolidations) in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of the provisions of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.   MAJOR CUSTOMER

During the three and nine months ended September 30, 2009 and 2008, one customer (BuenaVox LLC) accounted for 97% of all revenues, for both these periods.

4.   TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2009.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of September 30, 2009 the Company has net operating loss carryforwards of approximately $4,605,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,840,000 as of September 30, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $1,840,000 at September 30, 2009.

5. STOCKHOLDERS EQUITY

During the nine months ended September 30, 2009 the Company issued 4,010,537 shares of common stock to employees and consultants for services rendered and recorded a non-cash stock compensation expense of approximately $711,000. Included in that amount were issuances of 375,000 shares of stock to its chairman of the board and 1,000,000 shares of stock to an outside consultant for providing marketing, financial oversight and strategic planning services for twelve months beginning August 17, 2009.  The Company recorded non-cash stock compensation expense of approximately $35,000 and $15,000 respectively. The Company also issued to Frank O’Connor for services rendered 250,000 warrants which are exercisable into shares of common stock at $0.40 per share and expire in two years.

The Company also sold 720,000 common shares and 720,000 warrants and received proceeds of $90,000.  The warrants have a strike price of $0.10 per share and expire in June 2011.  Each warrant is exchangeable for one share of the Company’s common stock.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three and nine months ended September 30, 2009 of approximately $34,000 and $102,000 respectively. For the three and nine months ended September 30, 2008 the share-based compensation expense was approximately $35,000 and $86,200.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

As of September 30, 2009, there was approximately $217,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.63 years.

7.   SEGMENT INFORMATION

The Company conducts its operations in two business segments; the Radiation Sensor and Detection Division (Defentect) and the VoIP Division (through Splinternet Communications, Inc.).  The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2008. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).

Three Months ended September 30, 2009	Radiation	VoIP	Corporate	Total
Revenues	$7,500	$286,785	$—	$294,285
Operating income (loss)	(213,025)	(45,361)	—	(258,386)
Total assets	2,845,533	48,549	269,659	3,163,741
Depreciation	636	1,088	—	1,724

Nine Months ended September 30, 2009
Revenues	$7,500	$674,184	$—	$681,684
Operating income (loss)	(862,344)	15,063	—	(847,281)
Total assets	2,845,533	48,549	269,659	3,163,741
Depreciation	1,909	3,263	—	5,172

Three Months ended September 30, 2008	Radiation	VoIP	Corporate	Total
Revenues	$—	$244,167	$—	$244,167
Operating income (loss)	(525,883)	4,995	(220,187)	(520,888)
Total assets	2,847,754	55,592	179,222	3,082,568
Depreciation	1062	1,088	—	2,150

Nine Months ended September 30, 2008
Revenues	$—	$645,125	$—	$645,125
Operating income (loss)	(1,115,096)	(197,418)	—	(1,312,514)
Total assets	2,847,754	55,592	179,222	3,,082,568
Depreciation	1,549	3,263	—	4,812

8.   LOANS FROM OFFICER

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the nine months ended September 30, 2009 of $465,000.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $27,278 in interest charges due to loans payable to Mr. Ackerly.

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

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against Splinternet Holdings, Inc., Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000 in 2007.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  The Company intends to vigorously defend this matter. However, the Company cannot predict or estimate the timing or ultimate outcome of this matter.

10.   SUBSEQUENT EVENTS

During October and November 2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $50,000 and $35,000 respectively.

The Company evaluated subsequent events as of November 18, 2009.

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

Splinternet Communications, Inc. was incorporated in the State of Connecticut in January 12, 2000.  Splinternet Communications, Inc. which operates under the name Defentect in connection with its radiation detection business is a developer of Internet Protocol (IP) based management, monitoring and messaging system which interfaces with Defentect’s radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software which is managed over the Web, utilizing existing network infrastructure, to provide administrative and configuration services enabling our customers to add these type of devices to their existing security systems for unmanned detection, alerts and messaging for a variety of threat-event detection. In addition, Splinternet continues to resell excess VoIP capacity primarily to traditional international carriers.

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

Since our inception, the Company has generated limited revenues.  We are presently considering the acquisition of other companies with compatible products and which can benefit from the Company’s infrastructure under circumstances where there is a strategic, technology, and marketing fit for enhancement.  In addition to seeking acquisition candidates, during the quarter ended December 31, 2007, the Company began its development of a radiation device which signifies our entry into the radiation detection market. During 2008, we developed Internet Protocol (IP) based management, monitoring and messaging system which interfaces with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors.  During the fourth quarter 2008 we began product trials for our radiation detection device and management, monitoring and messaging system with a major metropolitan hospital, a major metropolitan police department and a global transportation and logistics provider. These trials completed during the second quarter 2009 at which time the Company submitted system proposals to the hospital and transportation provide for additional product. During the quarter ended September 30, 2009, the Company began shipping its radiation detection product. The Company continues purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to its customers. The Company believes that over time it will build sales volume sufficient to cover the costs of operations through this strategy.  There is no guarantee that the Company will be successful in its efforts to either acquire other companies or generate service or equipment sales sufficient to cover its costs of operations.

Results of Operations

SERVICE REVENUE

Service revenue for the three months and nine months ended September 30, 2009 were $294,285 and $681,684 which is an increase from $244,167 and $645,125 for the three months and nine months ended September 30, 2008. The increase is due to higher usage of the Company’s long distance termination by its customer during the three and nine months ended September 30, 2009 as compared to the same period in 2008.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customers. For the three months and nine months ended September 30, 2009, the costs of the wholesale minutes were $331,995 and $656,796 which is an increase from $239,172 and $619,917 for the three months and nine months ended September 30, 2008. The increase is due to higher usage of the Company’s long distance termination by its customer during the three and nine months ended September 30, 2009 as compared to the same period in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three and nine months ended September 30, 2009, selling, general and administrative costs were $187,443 and $747,834 which is a decrease from $462,195 and  $1,158,875 in the comparable period in 2008.  The decreases are the result of cost cutting measures the Company began undertaking since the fourth quarter of 2008.

RESEARCH AND DEVELOPMENT

Research and development decreased to $33,233 and $124,336 in the three and nine months ended September 30, 2009 from $63,688 and $178,847 for the comparable periods in 2008. The decreases are the result of cost cutting measures the Company began undertaking since the fourth quarter of 2008.

INTEREST INCOME

Interest earned in the three and nine months ended September 30, 2009 was $1,350 and $4,053 compared to $3,449 and $21,847 for the comparable period in 2008. This is primarily due to a lower average balance invested in 2009 due to the Company using cash to fund operations and lower interest rates.

INTEREST EXPENSE

Interest expense in the three and nine months ended September 30, 2009 was $16,269 and $31,836 compared to $417 and $417 for the comparable period in 2008. This is due to the accrual of interest on notes made by the President and Chief Executive Officer to the Company.

NET LOSS

We recognized a net loss of $273,305, during the three months ended September 30, 2009 compared to a net loss of $517,856 during the same period in the prior year for an overall decrease in net loss of $244,551. We recognized a net loss of $875,065, during the nine months ended September 30, 2009 compared to a net loss of $1,291,084, during the same period in the prior year for an overall decrease in net loss of $416,019. The decrease in the net loss was primarily the result of the Company’s cost cutting measure which began during the fourth quarter of 2008.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2009, we had approximately $53,000 in cash and liabilities of approximately $935,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $4,614,548 as of September 30, 2009. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the nine months ended September 30, 2009 was $523,121which was primarily the result of the net loss of $875,065 plus decreases in accounts payable and accrued expenses of $227,694 offset by non-cash stock compensation expense of $711,179.  This compares to net cash used by operating activities for the nine months ended September 30, 2008 of $1,003,928 which was primarily the result of the net loss of $1,291,084 offset by an increase in accounts payable and accrued expenses of $112,438, a decrease in prepaid expenses of $40,305 and a non-cash stock option expense of $86,217.  No net cash was used in investing activities for the nine months ended September 30, 2009 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the nine months ended September 30, 2009, net cash provided by (used in) financing activities was $569,615 compared to a use of $89,583 for the nine months ended September 30, 2008. The change in 2009 is primarily due to loans from the President and Chief Executive Officer of the Company in the amount of $479,615 during the first nine months of 2009 compared to $75,417 in the same period of 2008 and the sale of common stock which generated $90,000 in net proceeds during the first nine months of 2009 versus the loaning of $165,000 to Vidiation, Inc. during the same period in 2008.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

Subsequent to September 30, 2009 the President and current CEO loaned the Company $85,000 which bears interest at 8% per annum and is due on demand.

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

We have a history of substantial operating losses and an accumulated deficit of $4,614,548 as of September 30, 2009. For the nine months ended September 30, 2009, our net loss was $980,605. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we could be forced to cease operations.

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

The FASB issued ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) in June 2009. The Statement does not change existing GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009.

The FASB issued ASC 855, Subsequent Events (formerly referred to as SFAS No. 165) in May 2009. The pronouncement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is effective on a prospective basis for interim periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009 and it had no impact on the Company’s financial position or results of operations.

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

The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB ASC 860, Transfers and Servicing) in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance to SFAS 140 is not expected to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (FASB ASC 810, Consolidations) in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of the provisions of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against Splinternet Holdings, Inc., Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000 in 2007.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  We intend to vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  A total of 500,000 shares have been issued to date.  Of such amount, 375,000 were issued in 2009. The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the second and third quarters of 2009, we sold an aggregate of 720,000 shares of our common stock to certain investors for total gross proceeds of $90,000 in a private placement offering to accredited investors only.  In connection therewith, the investors received 720,000 warrants exercisable into shares of common stock at $0.10 per share which warrants shall expire in two years. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the second quarter of 2009, the Company issued to Frank O’Connor for services rendered 500,000 shares of common stock and 250,000 warrants which are exercisable into shares of common stock at $0.40 per share and expire in two years.  The issuance of these securities were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2009, the Company issued 1,000,000 shares of common stock to Steven R. Cloyes for certain consulting services.  The issuance of these securities were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SPLINTERNET HOLDINGS, INC. (Registrant)

Dated: November 23, 2009	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: November 23, 2009	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)