Form 10-Q/A
period 2009-09-30
SPLINTERNET HOLDINGS INC
filed 2010-02-22
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☐     No  ☒

As of February 18, 2010, there were 68,360,040 outstanding shares of Common Stock, $.001 par value.

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

SPLINTERNET HOLDINGS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Service revenue	$294,285	$244,167	$681,684	$645,125

Cost of revenue	331,995	239,172	656,796	619,917
Gross profit	(37,710)	4,995	24,888	25,208

Selling, general and administrative expenses	187,443	462,195	747,834	1,158,875

Research and development costs	33,233	63,688	124,336	178,847
Loss from operations	(258,386)	(520,888)	(847,282)	(1,312,514)
Interest income	1,350	3,449	4,053	21,847
Interest expense	16,269	417	31,836	417
Net loss	$(273,305)	$(517,856)	$(875,065)	$(1,291,084)

Net loss per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common stock outstanding:
Basic and Diluted	65,689,073	61,503,179	63,820,820	59,380,946

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

4.   TAXES

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  Uncertain tax positions are recognized if they meet “more likely than not” criteria.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

5. STOCKHOLDERS EQUITY

During the nine months ended September 30, 2009 the Company issued 4,010,537 shares of common stock to employees and consultants for services rendered and recorded a non-cash stock compensation expense of approximately $711,000. Included in that amount were issuances of 375,000 shares of stock to its chairman of the board and 1,000,000 shares of stock to an outside consultant for providing marketing, financial oversight and strategic planning services for twelve months beginning August 17, 2009 of which approximately $105,000 is included in prepaid expenses.  The Company recorded non-cash stock compensation expense of approximately $35,000 and $15,000 respectively. The Company also issued to Frank O’Connor for services rendered 250,000 warrants which are exercisable into shares of common stock at $0.40 per share and expire in two years.

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

The share-based compensation expense for the three and nine months ended September 30, 2009 was approximately $34,000 and $102,000 respectively. For the three and nine months ended September 30, 2008 the share-based compensation expense was approximately $35,000 and $86,200.

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

10.   SUBSEQUENT EVENTS

During October,  November and December  2009 James C. Ackerly, President and Chief Executive Officer, loaned the Company $50,000,  $35,000 and $48,000 respectively.

The Company evaluated subsequent events as of February 18, 2010, the date the financial statements were issued.

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

SPLINTERNET HOLDINGS, INC.
(Registrant)

Dated: February 18, 2010	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: February 18, 2010	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)