Form 10-K
period 2009-12-31
DEFENTECT GROUP, INC.
filed 2010-04-15
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 333-134658

DEFENTECT GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-393-8509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                                                Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,000,000.

As of April 14, 2010, there were 76,110,040 shares of the issuer’s common stock outstanding.

Documents incorporated by Reference:  None

DEFENTECT GROUP, INC.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Defentect Group, Inc. (formerly known as Splinternet Holdings, Inc.) included in this Report, including matters discussed under the captions “Legal Processings” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.”  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	Our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably, and

•	Our ability to sell both new and existing products and services at profitable yet competitive prices.

You should carefully consider these risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.  Defentect Group, Inc. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1. Business.

Overview

Defentect Group, Inc., formerly known as Splinternet Holdings, Inc. (the “Company”) is the parent company of Splinternet Communications, Inc., originally a provider of Internet Telephony services, which entered the radiation detection market in 2007, and Vidiation, Inc., a security sales and marketing company which was acquired on April 30, 2008.

The Company develops and markets technologies for the security and threat management industry.  Our products react to the detection of chemical, biological, radiological or nuclear (“CBRNE”) threats and notify responders and key administrators immediately. The Company’s unique response technology can be easily integrated with other manufacturers’ sensors, and serve many different markets.

The Company’s product suite is currently installed in several locations around the United States, including hospitals, self storage facilities and other high risk facilities.

Although revenues still come from the Internet Telephony business, the Company has been primarily engaged in the security and threat management business since 2008.  We continue to seek new markets for our core technologies.

History

The Company was incorporated in the State of Delaware on March 22, 2006 under the name Splinternet Holdings, Inc. On April 3, 2006, the Company conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of the Company.

On April 30, 2008, the Company consummated the transaction contemplated by an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) dated February 7, 2008 among the Company, Vidiation, Inc., a Delaware corporation and Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub has merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company.   Upon closing, the Company issued an aggregate of 4,788,179 shares of common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Since inception, we have been a developer of products, services, and marketing strategies centered around opportunities in Internet communications.  From 2000 through 2007 our approach was to develop products and services that would capitalize on the shift in telecommunications technologies from traditional telephony to Internet telephony. During this period the Company experienced disappointing revenue growth in this market. Because of this, during 2007 we shifted our focus into the development of a new radiation detection device which launched us into the radiation detection market. In 2008 our research and development was focused on  developing an Internet Protocol (IP) based management, monitoring and messaging system which interfaced with our radiation detection devices and other third-party sensors. In 2009 we successfully completed several pilot programs which utilized our  management, monitoring and messaging system and sensors.

Vidiation, Inc. was a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of March 23, 2010, (i) the number of authorized shares of Common Stock, par value $0.001 per share, of the Company increased from 90,000,000 to 250,000,000 (the “Capitalization Amendment”), and (ii) the Company’s name changed from “Splinternet Holdings, Inc.” to “Defentect Group, Inc.” (the “Corporate Name Change”).  The Capitalization Amendment and Corporate Name Change were approved by the Board of Directors along with requisite stockholder consent.  As a result of the Corporate Name Change, our stock symbol changed to DFTC with the opening of trading on April 5, 2010 on the OTCBB.

The holding company does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. and Vidiation, Inc.  References herein to “we”, “us” or “our” refer to the Company and its wholly owned subsidiaries, unless explicitly stated to the contrary.

Our corporate address is 535 Connecticut Avenue, 2nd floor, Norwalk, Connecticut 06854.  Our telephone number is (203) 354-9164.

Our Business

Security and Threat Management

In 2007, we developed a device and process to both detect and report the detection of radiation, specifically gamma rays characteristic of the materials most likely to be used in creating radiation dispersion devices.  We have initiated the process of patenting the detection and reporting process.  The Company believed that there was a large market for such a product.  We believed that our system was significantly more effective than existing systems in the market at the time. We documented the results in two private laboratories.  The Company began production and sale during the second quarter of 2008.   We intended to outsource the manufacture of the hardware so as to reduce the investment required to a minimum.  We have and will continue to engage third parties to market the product.  The Company believes that its largest customers will be the government, health care, shipping, transportation, security and related industries.

During 2008, we developed Internet Protocol (IP) based management, monitoring and messaging system that interfaced with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The management and messaging software utilized our existing communications infrastructure, to provide administrative, configuration and messaging services. This enabled our customers to add a variety of devices to their existing security systems and achieve timely situational awareness and response.

Splinternet Communications, Inc. is the primary operating unit, doing business as Defentect and utilizing the sales and marketing resources of Vidiation, Inc.

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

Public Self-Storage – Responding to a memorandum distributed by the FBI highlighting the risk of terrorists’ use of storage facilities as the place to amass radiological materials and construct a “dirty bomb,” Defentect has developed an industry specific IPRD offering for the public self-storage industry.

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

The acquisition is intended to accelerate revenue growth in the Company’s security and threat management business by increasing sales coverage through the addition of sales people from Vidiation, Inc. with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.

Our Services

Our business, in the past, consisted of reselling excess telecommunications capacity to areas where our presence can more cheaply and efficiently route the call. For example, we may buy minutes from a local telephone or Internet telephony carrier in a particular country and re-sell those minutes to a traditional international long distance carrier, as purchasing the minutes from us is often cheaper (if possible at all) for the long distance carrier than procuring those same minutes directly from the local carrier. This opportunity is enabled by the usual circumstance that traditional long distance carriers charge for the duration of each call and include the cost of carrying the traffic across international borders. In contrast, Internet capacity is usually charged at a monthly rate, rather than by the minute, for a fixed capacity, and local calls are frequently relatively inexpensive. As a result, the cost of an Internet call terminated to a local phone is less than the cost of an international call to the same phone. We look for those routes that are underserved or where there is excess capacity and the minutes can be purchased inexpensively.

During the quarter ended June 30, 2007, we began purchasing long distance minutes at wholesale prices from phone companies and then reselling them at a markup to our customers.  The Company will continue doing business in this market.

Regulatory Environment

The security and threat management industry is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our proposed entry into this business or operations in the future and/or could increase the cost of compliance.  Our products will have to comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products.  The failure of the Company to obtain accreditation for its products and services may adversely affect us and the market perception of the effectiveness of our proposed products.  In the future, changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures.  Additionally, changes affecting security and threat management practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services have existed for some time. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

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

Research and Development

In 2007 we shifted our focus to the development of a radiation detection device that we believed would broaden our scope to take advantage of opportunities in related technologies.

During 2008, we developed an Internet Protocol (IP) based management, monitoring and messaging system that interfaced with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software is managed over the Web, utilizing our existing network infrastructure to provide administrative access to the system. This enabled our customers to add a wide range of devices to their existing security systems for unmanned detection and automated response to variety of threats.

In 2009, we undertook a major effort to enhance our proprietary software in response to customer comments and assessments. We determined that the Defentect Management, Monitoring and Messaging (DM3) System was an asset deserving of full commercial development and the bulk of our research and development efforts were related to our software and defining a standard protocol other sensors could use to gain the benefit of our DM3 system.

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of our existing products and processes.  Such costs include services provided primarily by outside contractors.  All costs associated with research and development are expensed as incurred.  During the years ended December 31, 2009 and 2008, the amounts spent on research and development activities were $134,488 and $237,126, respectively.

Intellectual Property

With regard to the Company’s DM3 system patents will be material to our operations.  We have initiated the process of patenting our detection and reporting process.  No assurance can be given that such patent application will be granted.

Development or ownership of intellectual property is not necessary for the services we seek to provide in the telecommunications industry.  Consequently, we do not own or license any telecommunications- related intellectual property.  The hardware necessary for our services is not proprietary to the Company and much of the software utilized is open source software. We have written proprietary software which functions as the user and administrative interface to our sensors. This software is a component of our overall system and is also sold on its own to users who want to add functionality to systems that do not use our sensors. We have also contracted with non-employees to develop special purpose tools and system enhancements.

Competition

With regard to the security and threat management business, we will compete on the basis of advanced technologies, competent implementation of these technologies, the quality, reliability and price of our services and our prompt and responsive performance.  In much of the world, radiation detection activities are conducted by a combination of private entities and governmental agencies.  In the United States, most of our competitors are larger, have substantial resources, and have been particularly active in recent years in soliciting business.  We will also face substantial competitive pressures from a number of smaller competitors.

Employees

As of December 31, 2009, we employed four full-time employees through our subsidiaries.  We use contract labor for most of our technical and professional needs.

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

BUSINESS AND FINANCIAL RISKS

THE ONGOING ECONOMIC SLOWDOWN MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The ongoing global economic slowdown has caused turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  While the ultimate outcome of these events cannot be predicted, they could materially adversely affect our business and financial condition, including our ability to raise any equity or debt financing in the future.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE ISSUED A GOING CONCERN OPINION.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2009, indicating that our recurring losses from operations, stockholders’ deficiency, and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will ever be profitable. Our revenues for our fiscal year 2009 and 2008 were primarily from a single customer (BuenaVox LLC).  Even if we succeed with our current business plan, we may never become profitable, as we will continue to incur operating and capital expenditures for items such as salary, inventory, data processing equipment, shipping and other ongoing business activities.

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

OUR HISTORICAL FINANCIAL STATEMENTS MAKE EVALUATION OF OUR BUSINESS BY POTENTIAL INVESTORS AND OTHERS DIFFICULT.

We commenced our business operations in January 2000 and began generating revenue in 2001. However, since we recently refocused our business strategy to include security and threat management software, our historical financial statements, which primarily reflect our Internet telephony retail sales, are of limited usefulness in evaluating our potential future financial position.

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

We have spent and will continue to spend signification resources enhancing, developing, implementing and launching our security and threat management products and services. We believe threat detection products and services represent a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

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

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Officers and Directors of Defentect Group, Inc. beneficially own 45.7% of the voting shares of the Company as of March 24, 2010. As a result, management will possess meaningful influence and control over the Company, and will be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions.

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

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

As permitted by Delaware law, the certificate of incorporation of the Company limits the personal liability of directors to the fullest extent permitted by the provisions of the Delaware General Corporation Law. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, the certificate of incorporation of the Company provides that it shall indemnify its directors and officers to the fullest extent permitted by law.

RISKS RELATING TO THE OUR COMMON STOCK

WE HAVE HAD IMPAIRMENT OF GOODWILL.

The Company has significant intangible assets related to goodwill. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill the Company concluded an impairment charge of $2,831,790 should be taken at December 31, 2009 in connection with the recorded goodwill arising from its acquisition made in 2008, This impairment charge was the result of projected revenue related to the acquisition not being achieved and future sales contracts not being projected.

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

The Company may issue additional shares of Common Stock for various reasons and may grant stock options to employees, officers, directors and third parties. If the Company determines to register for sale to the public additional shares of Common Stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

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

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against the Company, Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000 in 2007.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  We  intend  to  vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

Item 4.  Reserved.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board.  As a result of our recent corporate name change from Splinternet Holdings, Inc. to Defentect Group, Inc., our stock symbol changed to DFTC with the opening of trading on April 5, 2010 on the OTC Bulletin Board.  Prior thereto, our stock symbol was “SLNH.”   We have been listed on the OTC Bulletin Board since October 5, 2006.  The high and low closing prices for our common stock, for the two fiscal years ended December 31, 2008 and 2009, respectively, are as follows:

	High	Low

Common Stock Fiscal 2008
1st Quarter	$1.15	$0.41
2nd Quarter	$1.80	$1.02
3rd Quarter	$1.45	$0.51
4th Quarter	$1.01	$0.13
Common Stock Fiscal 2009
1st Quarter	$0.35	$0.09
2nd Quarter	$0.33	$0.04
3rd Quarter	$0.34	$0.07
4th Quarter .	$0.12	$0.05

The closing price of our common stock on April 12, 2010 was $0.19.

As of April 12, 2010, there were approximately 89 stockholders of record of our common stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.   As of April 12, 2010, we believe there are approximately 275 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not anticipate declaring or paying any dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

On April 22, 2008, the Board of Directors of the Company adopted the 2008 Stock Incentive Plan (the “2008 Stock Plan”).  The purpose of the 2008 Stock Plan is to provide officers, other employees and directors of, and consultants to, us an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us.  Under the 2008 Stock Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units, and stock or stock-based awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total.  The 2008 Stock Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself).  In 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants, 360,000 of which have been forfeited as of December 31, 2009. No options were granted in 2009 under the 2008 Stock Plan.  In addition, through December 31, 2009, 2,135,537 shares of common stock have been awarded under the 2008 Stock Plan, all of which were awarded in 2009.

In addition to the foregoing, during 2009, 3,563,824 shares of common stock and 650,000 warrants were granted outside of the 2008 Stock Plan pursuant to individual compensation arrangements.

The following equity compensation plan information relates to stock options granted under the 2008 Stock Plan and does not include individual warrants granted outside the 2008 Stock Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	1,205,000	1.16	2,659,463
Total	1,205,000	1.16	2,659,463

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2009, that were not previously disclosed in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K:

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  Through December 31, 2009, a total of 625,000 shares have been issued.  Of such amount, 500,000 were issued in 2009. The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the fourth quarter of 2009, the Company issued to Frank O’Connor for services rendered 400,000 shares of common stock and 400,000 warrants which are exercisable into shares of common stock at $0.10 per share and expire in two years.  The issuance of these securities were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the fourth quarter of 2009, the Company issued 1,163,824 shares of common stock to six other persons and entities for certain services rendered.  The issuance of these securities were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In April, 2009 the Company issued a private placement for up to 5,000,000 of common stock with warrants attached. The cost per share was $0.125 per share. For every share of common stock sold, the Company issued the purchaser one warrant for common stock. The warrant life is two years with a strike price of $0.10 per shares.  In April, 2009 the Company sold 560,000 common shares and 560,000 two-year warrants with a strike price of $0.10 per share. In August 2009 the Company sold 160,000 common shares and 160,000 two-year warrants with a strike price of $01.00 per share.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Fiscal 2009 compared to Fiscal 2008

Revenues

Net revenues for 2009 were $733,886 which is a decrease from $818,214 in 2008. The decrease is due to lower than expected sales of termination services in 2009. The Company’s strategy has been to limit our purchase of long distance minutes to calling areas with higher margins. During 2009 there were fewer of these calling areas than there were on 2008. The decrease in termination services was offset by an increase in sales of the Company’s radiation detection products as compared to the same period in 2008.

Selling, general and administrative expenses

In 2009, total selling, general and administrative expenses were $1,211,414, which is a decrease from $1,632,237 in 2007. This decrease is primarily due to the Company implementing cost saving measures in an effort to conserve cash.  Some of the cost saving measures implemented included, but are not limited to employee attrition and reducing the Company’s use of outside consultants. Additionally, during 2009 the Company’s stock price was lower as compared to 2008 which caused our stock compensation expense to decrease.

Impairment of goodwill

The Company performed its annual impairment test of goodwill and determined that the recorded goodwill arising from its acquisition of Vidiation, Inc. in 2008 was not fully recoverable since projected revenue related to the acquisition had not been achieved and future sales contracts have not been projected. Consequently, the Company concluded an impairment charge of $2,831,790 should be taken at December 31, 2009.

Research and development expenses

Research and development decreased to $134,488 in 2009 from $237,126 in 2008.  The decrease was the result of the development of the Company radiation detection sensors being completed and the reduced use of consultants.

Interest Income

The Company had $5,389 interest income in 2009.  The Company recorded $23,990 in interest income in 2008.  The decrease is due to lower average balances available for investing in 2009 versus 2008 which is offset by interest earned on the Company’s Promissory Note.

Interest Expense

The Company recorded $42,249 in interest expense in 2008. The Company recorded $3,973 in interest expense in 2007. The increase is due to the accrual of interest expense on additional loans made to the Company by the CEO in 2009 as compared to the same period in 2008.

Provision for Income Taxes

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Loss

The Company had a loss of $4,180,276 in 2009 compared to a loss of $1,785,832 in 2008.  The increase in the loss was due primarily to the Company’s determination that the entire goodwill balance of $2,831,790 was unrecoverable and impaired therefore written off to operation on December 31, 2009.  During 2009 the Company implementing cost saving measures in an effort to conserve cash.  Some of the cost saving measures implemented included, but are not limited to employee attrition and reducing the Company’s use of outside consultants. During 2009 the Company’s stock price was lower as compared to 2008 which caused our stock compensation expense to decrease. These cost saving measures contributed to decreasing the Company’s net loss by $420,823 in 2009.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2009, we had approximately $24,000 in cash, $104,000 in accounts receivable and $78,000 in notes and interest receivable and approximately $1,246,000 in liabilities. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any element of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated April 15, 2010, there is substantial doubt about our Company’s ability to continue as a going concern.  Although Mr. Ackerly has loaned the Company funds to support its operations, there is no guarantee that he will be able to continue to do so.

Net cash used by operating activities for the year ended December 31, 2009 was $690,073 which was primarily the result of the net loss of $4,180,276 and is off set by goodwill impairment of $2,831,790 and the increase in deferred revenue and non-cash stock compensation expenses.  This compared to net cash used by operating activities of $1,283,298 for the year ended December 31, 2008 which was primarily the result of the net loss of $1,785,832.  For the year ended December 31, 2008, net cash provided by financing activities was $184,648 compared to a source of $708,000 for the year ended December 31, 2009. The $184,648 was due to collection of a note, sale of equity, and loans from an officer off set by loans made to Vidiation, Inc. prior to its acquisition by the Company.  The change in 2009 is primarily due to loans from an officer and the sale of equity. We have recently experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Contractual Obligations

The following table is a summary of contractual obligations recorded as of December 31, 2009.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years

Operating Lease Obligations	141,231	71,862	69,369
Officer Loan Payable	828,000		828,000
Officer Interest Payable	46,067		46,067
Total	$1,015,298	$71,862	$943,436

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

The Company recognizes revenue when termination services have been performed. The Company does not offer prepays for termination services.  For the Company’s radiation detection products which require an acceptance period during which the customer may cancel their contract or purchase order without penalty, the Company defers the revenue recognition until the end of that acceptance period. The Company offers a one year warranty on its radiation detection products and provides for estimated future warranty costs at the time revenue is recognized. As of this filing date, no warranty obligation has been recorded.

The Company has recognized revenue for purchased hardware (for resale) when the products have been shipped and all of the conditions above have been met.  In the past these suppliers have offered a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements.  As of the filing date, no warranty obligation has been recorded for hardware purchased for resale.

Research and Development Costs

During 2008, we developed an Internet Protocol (IP) based management, monitoring and messaging system which interfaces with our radiation detection devices, third-party radiation detection sensors and other third-party threat-event sensors. The software is managed over the Web, utilizing our existing network infrastructure to provide administrative access to the system. This enables our customers to add a wide range of devices to their existing security systems for unmanned detection and automated response to a variety of threats.

In 2009, we undertook a major effort to enhance our proprietary software in response to customer comments and assessments. We determined that the Defentect Management, Monitoring and Messaging (DM3) System was an asset deserving of full commercial development and the bulk of our research and development  efforts were related to our software and defining a standard protocol other sensors could use to gain the benefit of our DM3 system.

The Company will continue to enhance the DM3 software with planned new features and improvements. In addition we will continue to seek customer comments and assessments. The Company can not ensure all customer comments and assessments will be incorporated into future DM3 releases.

Research and development expenses include costs directly attributable to the conduct of research and development projects primarily related to the development of new product design and improving the efficiency and capabilities of existing products and processes. Such costs include services provided primarily by outside contractors. All costs associated with research and development is expensed as incurred. The Company incurred research and development costs of $134,488 and $237,126 in the year ended December 31, 2009 and 2008 respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. The Company had recorded Goodwill as a result of its acquisition of Vidiation, Inc.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to Business Combination accounting.  As a result, after allocating the purchase price to tangible and intangible assets, the difference was determined to be Goodwill.  Evaluating goodwill for impairment involves the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and the strategic plans with regard to the Company’s operations. To the extent additional information arises or the strategies change, it is possible the conclusion regarding goodwill impairment could change, which could have a material effect on the financial position and results of operations. For these reasons, the Company believes the accounting estimates related to goodwill impairment is a critical accounting estimate.

The Company has significant intangible assets related to goodwill. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill, the Company concluded an impairment charge should be taken at December 31, 2009 in connection with the recorded goodwill arising from its acquisition made in 2008 since the projected revenue related to the acquisition had not been achieved and future revenue sales contracts have not been projected.

Segment Disclosure

Effective January 1, 2010 management determined that it would cease the separate reporting of two separate businesses and focus the entire organization on the development and sale of software and services.  All of the company's products are based on the same basic software system.  In support of the Company’s new focus, the Company changed its name to Defentect Group, Inc.  The software will be sold and marketed through its subsidiary Vidiation, Inc.  As a result of this change in operations, the Company will report its operations as one segment effective January 1, 2010.

Income Taxes

Effective January 1, 2007, we adopted the accounting standard on accounting for uncertainty in income taxes  This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon  adoption and in subsequent periods. Upon  adoption, we had no unrecognized tax benefits. During the year ended December 31, 2009, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2009 and 2008.

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

Item 8. Financial Statements and Supplementary Data.

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Defentect Group, Inc.

We have audited the accompanying consolidated balance sheet of Defentect Group, Inc. and subsidiaries, formerly known as Splinternet Holdings, Inc and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Defentect Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations and a working capital deficiency at December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We were not engaged to examine management’s assertion of the effectiveness of Defentect Group, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion there on.

/s/ McGladrey & Pullen, LLP
New York, New York

April 15, 2010

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Assets
Current assets
Cash and cash equivalents	$24,334	$6,407
Accounts receivable	104,290	8,750
Prepaid expenses	86,021	12,452
Inventory	20,152	-
Note receivable	77,947	77,958
Other Current Assets	22,995	-
Due from employees	21,337	-
Total current assets	357,076	105,567

Property and equipment, net	27,911	34,804
Goodwill	-	2,831,790
Deposit	14,394	14,394
Total Assets	$399,381	$2,986,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$183,566	$122,621
Accrued expenses	98,778	334,143
Deferred Revenue	80,000	-
Loans from officers	874,067	226,571
Total current liabilities	1,236,411	683,335

Deferred rent	10,000	-

Total liabilities	1,246,411	683,335

Commitments
Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 250,000,000 shares authorized; 68,360,040 and 61,940,679 issued and outstanding	68,363	61,941
Additional paid-in capital	7,004,366	5,980,762
Accumulated deficit	(7,919,759)	(3,739,483)
Total Stockholders’ Equity	(847,030)	2,303,220
Total Liabilities and Stockholders’ Equity	$399,381	$2,986,555
See notes to consolidated financial statements

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$733,886	$818,214
Cost of sales	699,610	754,700
Gross margin	34,276	63,514
Selling, general and administrative expenses	1,211,414	1,632,237
Impairment of goodwill	2,831,790	-
Research and development costs	134,488	237,126
Loss from operations	(4,143,416)	(1,805,849)
Interest income	5,389	23,990
Interest expense ( including $42,158 due to related party)	(42,249)	(3,973)

Net loss	$(4,180,276)	$(1,785,832)

Net loss per share – basic and diluted:
Net loss
Basic and diluted	$(0.06)	$(0.02)
Weighted average common stock outstanding:
Basic	64,712,916	59,930,420

See notes to consolidated financial statements

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2007	56,715,000	$56,715	$3,195,171	$(1,953,651)	$1,298,235

Issuance of stock related to the purchase of Vidiation, Inc.	4,788,179	4,788	2,604,770		2,609,558

Sale of Common Stock	312,500	313	62,187		62,500

Non-cash stock option expense			91,259		91,259

Issuance of common stock to related parties for services	125,000	125	27,375		27,500

Net loss				(1,785,832)	(1,785,832)

Balance, December 31, 2008	61,940,679	61,941	5,980,762	(3,739,483)	2,303,220

Sale of Common Stock	720,000	720	89,280		90,000

Shares granted to employees for compensation	3,750,184	3,753	345,980		349,733

Issuance of stock for settlement of accrued compensation	949,177	949	254,998		255,947

Shares issued for services	1,000,000	1,000	119,000		120,000

Warrants issued for services			25,094		25,094

Stock-based compensation			189,252		189,252

Net loss				(4,180,276)	(4,180,276)
				-
Balance, December 31, 2009	68,360,040	$68,363	$7,004,366	$(7,919,759)	$(847,030)

See notes to consolidated financial statements

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(4,180,276)	$(1,785,832)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,893	6,046
Issuance of stock, warrants and options to employees and consultants	684,079	118,759
Non-cash interest expense	42,170	3,098
Impairment of goodwill	2,831,790
Deferred rent	10,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(95,540)	23,613
(Increase) decrease in prepaid expenses	(73,569)	33,997
Increase in inventory	(20,152)	-
Increase in other current assets	(22,995)
Increase in due from employee	(34,000)
Increase in deferred revenue	80,000
Increase in accounts payable	60,945	27,041
Increase in accrued expenses	20,582	289,980
Net cash used in operating activities	(690,073)	(1,283,298)

Cash flows from financing activities:
Repayment of notes receivable	-	77,148
Loans from officer	618,000	210,000
Pre acquisition loans to Vidiation, Inc.	-	(165,000)
Net proceeds from the sale of common stock and warrants	90,000	62,500
Net cash provided by financing activities	708,000	184,648

Net increase (decrease) in cash and cash equivalents	17,927	(1,098,650)

Cash and cash equivalents at beginning of year	6,407	1,105,057

Cash and cash equivalents at end of year	$24,334	$6,407

Non-cash financing and investing activities:
Issuance of stock to purchase Vidiation, Inc.	$-	$2,609,558
Issuance of stock for settlement of accrued compensation	$255,947	$-

See notes to consolidated financial statements

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries

notes to consolidated financial statements

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Defentect Group, Inc., formerly known as Splinternet Holdings, Inc., (the “Company”) is the parent company of Splinternet Communications, Inc., an Internet telephony company which entered into the radiation detection market with its radiation detection device in 2007, as well as Vidiation, Inc., a radiation detection sales and marketing company which was acquired on April 30, 2008.

The Company was incorporated in the State of Delaware on March 22, 2006.  On April 3, 2006, The Company conducted a share for share exchange of securities with Splinternet Communications, Inc. whereby 214,002 shares of the common stock, par value $0.001 per share of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of the Company.

The Company does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Splinternet Communications, Inc. is a developer of Internet telephony technology and services which enable customers to make phone calls utilizing the Internet as an alternative to the traditional Public Switched Telephone Network (“PSTN”).

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

Vidiation, Inc. was a radiation detection sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

The acquisition of Vidiation, Inc. was intended to accelerate revenue growth in the Company’s security and threat management business by increasing sales coverage through the addition of sales people from Vidiation, Inc. with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal year 2006, the Company commenced sales of its products and began generating revenues. However, as of December 31, 2009, the Company has negative working capital of $879,335, an accumulated deficit of $7,919,759 and for the year ended December 31, 2009 incurred a net loss of $4,180,276, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the CEO to support the operations through loans is not determinable.

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

Concentrations of Credit and Market Risks

For the year ended 2009 the Company conducted a major portion of its business with one customer who accounted for 88% of total revenues. Sales to this customer amounted to approximately $716,000. At December 31, 2009, the same customer owed 23% of the accounts receivable balance of $104,290. For 2008 this customer accounted for 86% of total revenue.

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

 The Company recognizes revenue when termination services have been performed. The Company does not offer prepays for termination services. For the Company’s radiation detection products which require an acceptance period during which the customer may cancel their contact or purchase order without penalty, the Company defers the revenue recognition until the end of that acceptance period. The Company offers a one year warranty on its radiation detection products and provides for estimated future warranty costs at the time revenue is recognized.

The Company has recognized revenue for purchased hardware (for resale) when the products have been shipped and all of the conditions above have been met.  In the past these suppliers have offered a warranty of one year. The Company generally warrants these same hardware products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Consequently, our warranty liability is limited to the cost of the logistics involved in accepting returns and shipping replacements.   No warranty cost or liability has been recorded as of December 31, 2009 and no warranty expense for the years ended December 31, 2009 and 2008.

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

Goodwill

Goodwill with an indefinite life must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for goodwill is determined based on discounted cash flows or market multiples as appropriate.

The Company’s goodwill represents the excess acquisition cost over the fair of the tangible and identified intangible net assets of the Vidiation, Inc. acquired in 2008.  Vidiation, Inc. had signed numerous reseller agreements, established relationships with key corporations in the radiation detection industry and negotiated pilot programs to test the Defentect technology at the time of the acquisition.  These were measurable outputs that Vidiation, Inc. had achieved as a sales and marketing firm in the radiation technology industry at the time of the acquisition.  The combination of these outputs with its policies, procedures, management and systems, combined to allow the Vidiation, Inc. to meet the definition of a business and therefore was subject to Business Combination accounting.  As a result, after allocating the purchase price to tangible and intangible assets, the difference was determined to be Goodwill.  For the year ended December 31, 2009, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. Management determined that goodwill was not fully recoverable as of December 31, 2009 since the projected revenue related to the acquisition had not been achieved and future revenue sales contracts have not been projected.

Income Taxes

Effective January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes.  This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption  and in subsequent periods. Upon adoption, the Company had no unrecognized tax benefits. During the year ended December 31, 2009, the Company recognized no adjustments for uncertain tax benefits.

 The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

The Company accounts for its income taxes using by recognizing deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2009 and December 31, 2008.

The tax years 2006 through 2008 remain open to examination in the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Warrants to purchase 650,000 and stock options to purchase 1,205,000 shares of common stock are not included in diluted net loss per share for the year ended December 31, 2009 because they would be antidilutive. No potential dilutive securities were outstanding for the year ended December 31, 2008.

Stock-Based Compensation

We recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

The Company uses the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) period on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. Forefeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 125,000 shares of our common stock quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer on each applicable vesting date (determined to be December 31, March 31, June 30 and September 30).  The issuance of these shares of common stock will be exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stockholders equity

The Company is currently authorized to issue 250,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock.

Defentect Group, Inc., formerly know as Splinternet Holdings, Inc., (the “Company”) a Company incorporated in the State of Delaware on March 22, 2006 conducted a share for share exchange of securities with Splinternet Communications, Inc. on April 3, 2006 whereby 214,002 shares of the common stock, par value $0.001 per share, of Splinternet Communications, Inc. were exchanged for 53,500,500 shares of the common stock, par value $0.001 per share, of Splinternet Holdings, Inc. (the “Share Exchange”), as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of  the Company.

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

In December 2008 the Company issued a private placement for up to 5,000,000 of common stock with warrants attached.  The cost per share was $0.20 per share.  For every two shares of common stock sold, the company issues the purchaser one warrant for common stock.  The warrant life was two years with a strike price of $0.40 per share.  The Company then sold 312,500 common shares and 156,250 two year warrants with a strike price of $0.40 per common share in connection with the private placement.

In April, 2009 the Company issued a private placement for up to 5,000,000 of common stock with warrants attached. The cost per share was $0.125 per share. For every share of common stock sold, the Company issued the purchaser one warrant for common stock. The warrant life is two years with a strike price of $0.10 per shares.  In April, 2009 the Company sold 560,000 common shares and 560,000 two-year warrants with a strike price of $0.10 per share. In August 2009 the Company sold 160,000 common shares and 160,000 two-year warrants with a strike price of $01.00 per share.

The Company has assessed whether the warrants should be classified as either a liability or equity and has determined them to be equity.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued authoritative guidance on the FASB Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements. The new codification code is ASC 810, Consolidation. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations. The new codification code is ASC 805, Business Combinations. This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was  primarily codified into Topic 855, Subsequent Events, in the ASC. The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material effect on the Company's financial statements and related disclosures.

Reclassifications

Certain amounts from 2008 may have been reclassified to conform to the 2009 presentation.

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

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for using the purchase method whereby intangible assets identified in “business combinations” connection with the acquisition.

The stock portion of the acquisition consists of 4,788,179 shares at a price per share of $.545, which was the average closing price of a share of the Company common stock for the average of the 5 consecutive trading days before and after the public announcement by the Company of the contemplated purchase of Vidiation, Inc.

The following table summarizes the allocation of the purchase price based on the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$2,609,558
Assets acquired
Cash	2,306
Prepaid expenses	3,295
Fixed assets	19,994
Deposits	850
Accounts payable and accrued expenses	79,000
Notes payable	169,678
Net liabilities acquired	(222,233)
Goodwill (residual)	$2,831,790

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

We account for goodwill in accordance with the accounting guidance which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2009, management determined that the entire goodwill balance of $2,831,790 was impaired since the projected revenue related to the acquisition had not been achieved and future sales revenue contracts not being projected and was therefore written off to operations.

NOTE 4. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at December 31, 2009 and 2008:

	2009	2008
Property and equipment	$47,797	$47,797
Less accumulated depreciation	(19,886)	(12,993)
Property and equipment, net	$27,911	$34,804

NOTE 5. INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards of approximately $7,765,000 and $3,575,000 as of December 31, 2009 and 2008 which will expire at various dates through 2029.

Deferred tax assets and the valuation allowances as of December 31, 2009 and 2008 are as follows:

Deferred tax asset:	2009	2008
Net operating loss carryforward	$2,717,000	$1,345,000
Stock-based compensation	388,000	150,000
Valuation allowance	(3,105,000)	(1,495,00)
	$-	$-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended December 31,	2009	2008
Tax benefit at federal statutory rates	(34%)	(34%)
Valuation allowance	34%	34%
	0%	0%

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance for the years ended December 31, 2009 and 2008.  Based upon the Company’s current operating results, management has concluded that it is not more likely than not that such assets will be realized.

NOTE 6. LOANS FROM OFFICERS

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the year ended December 31, 2009 of $618,000.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $42,158 in interest charges due to loans payable to Mr. Ackerly.

An officer of Vidiation, Inc. advanced Vidiation, Inc. $12,663 prior to its acquisition by the Company. The amount is non interest bearing and has no term.

NOTE 7. BUSINESS SEGMENT INFORMATION

 Effective January 1, 2010 management determined that it would cease the separate reporting of two separate businesses and focus the entire organization on the development and sale of software and services.  All of the company's products are based on the same basic software system.  In support of the Company’s new focus, the Company changed its name to Defentect Group, Inc.  The software will be sold and marketed through its subsidiary Vidiation, Inc.  As a result of this change in operations, the Company will report its operations as one segment effective January 1, 2010.

Prior to January 1, 2010, The Company conducted its operations in two business segments; the Radiation Sensor and Detection Division and the VoIP Division. The Company evaluated the performance of its operating segments primarily based on revenues and operating income. Corporate costs are allocated to the Radiation segment based on a three factor formula (revenues, payroll and certain assets).

Year ended December 31, 2009	Radiation	VoIP	Corporate	Total
Revenues	$7,500	$726,386	$-	$733,886
Impairment of goodwill	(2,831,790)			(2,831,790)
Operating income (loss)	(4,156,912)	23,364	-	(4,180,276)
Total assets	60,005	121,842	217,534	399,381
Depreciation	4,350	2,543		6,893
Year ended December 31, 2008
Revenues	$42,000	$776,214	$-	$818,214
Operating income (loss)	(1,622,779)	(183,070)	-	(1,805,849)
Total assets	2,847,442	34,404	104,709	2,986,555
Capital expenditures	-	-	-	-
Depreciation	4,350	1,696	-	6, 046

NOTE 8. STOCK OPTION PLAN

2008 Stock Option Plan

On April 22, 2008, the Board of Directors of the Company adopted the Company’s. 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.  During the three months ended December 31, 2008, 360,000 stock options were forfeited when the individuals stopped working for the Company.  During year ended December 31, 2009, the Board granted 2,135,537 shares and 300,000 options to employees and consultants to the Company.

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

For the year ended December 31, 2009 and 2008 the share-based compensation expense was approximately $189,252 and $91,259, respectively.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

The following table summarizes stock option activity:

Options Outstanding	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life
Balance at January 1, 2008	-
Granted Options	1,265,000	1.35	5.0
Forfeited Options	(360,000)	1.25
Balance at December 31, 2008	905,000	1.39	4.3
Granted Options-Fully Vested at Grant	300,000	0.5	5
Balance at December 31, 2009	1,205,000	1.16	3.5

At December 31, 2009 the aggregate intrinsic value was $0.  During the year ended December 31, 2009, the Company issued 300,000 fully vested options and 301,667 options vested bringing the total vested options outstanding to 601,667 and unvested options to 603,333.

		Weighted	Weighted
		Average	Average
		Exercise Price	Contractual
Number Outstanding		Per Option	Life
Non-vested options at January 1, 2008	0
Options Granted	1,265,000	1.35	5.0
Options Forfeited	(360,000)	1.25	5.0
Options Vested	-
Non-vested options at December 31, 2008	905,000		4.3

Non-vested Options Granted
Options Forfeited
Options Vested	(301,667)	1.39	3.3

Non-vested options at December 31, 2009	603,333	1.39	3.3

As of December 31, 2009, there was approximately $182,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.33 years.

The fair value of options granted during the year ended December 31, 2009 and 2008 was approximately $52,363 and $1,031,000.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during 2008: risk-free interest rate of 2.4% and 2.96% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 5 years based upon the length of the grant. The expected volatility used was 83% based on an average of volatility calculations from several public companies in the same industry. Options have vesting periods of 3 years with one third vesting on each anniversary date and they have contractual lives of 5 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for the grant during 2009: risk-free interest rate of 2.0% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 5 years based upon the length of the grant. The expected volatility used was 114% based on an average of volatility calculations from the Company and several public companies in the same industry.  The options were fully vested when granted.

The Company measures the fair value of the equity instruments issued to non-employees using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

The Company issued under the 2008 Stock Plan 2,135,537 common shares to consultants and employees during the year at various prices for the performance of services to the Company.  The value of the shares issued were expensed at the time of issuance.  In addition the Company issued outside of the Plan 3,563,824 shares at various process during the year and 650,000 warrants (400,000 at $0.10 that expire November 23, 2011 and 250,000 at $0.40 that expire June 10, 2011) to employees and consultants outside.    The Company recorded share based compensation expense of $499,827 for the year ended December 31, 2009 related to these issuances. Of the shares issued 949,177 were for settlements of accrued compensation from 2008.  The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during 2009: risk-free interest rate of 2.2% and 2.2% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, declare dividends; and expected lives of 2 years based upon the length of the grant. The expected volatility used was 142% and 148% based on an average of volatility of the Company’s stock.  These warrants have no vesting period.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a non-cancelable office lease agreements for its office space in Norwalk, CT. The Company’s office in North Barrington, IL is no longer being utilitized and a third party assumed the lease effective March 1, 2010. The Company also has a one year lease agreement on its co-located space.

Rent expense charged to operations amounted to approximately $72,500 and $70,000 for the years ended December 31, 2009 and 2008 respectively.

The approximate aggregate future minimum lease payments are as follows:

Year Ending December 31:
2010	$64,062
2011	45,902
2012	23,466
$133,430

Employment Agreements

The Company does not have employment agreements with any of its employees and uses outside contractors for some of its work.

Legal Proceedings

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against the Company, Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000 in 2007.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  We intend  to  vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

NOTE 10. SUBSEQUENT EVENT

On February 1, and February 25, 2010 James C. Ackerly, President and Chief Executive Officer, loaned the Company $15,000 and $10,000 respectively.  On March 22, and March 31, 2010 James C. Ackerly, loaned the Company $7,500 and $16,000 respectively.

On February 23, 2010 the Company sold 500,000 shares of its common stock at $0.05 per share to an accredited investor for total proceeds of $25,000 in a private placement offering. In connection therewith, the investor was also issued a total of 500,000 two-year warrants exercisable for share of common stock at $0.10 per share. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

On April 13, 2010 the Company sold 1,125,000 shares of its common stock at $0.089 per share to an accredited investor for total proceeds of $100,000 in a private placement offering. In connection therewith, the investor was also issued a total of 1,000,000 two-year warrants exercisable for share of common stock at $0.10 per share, These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

On April 14, 2010 the Company issued 6,000,000 shares of common stock to a  vendor in accordance with a consulting agreement between such vendor and the Company dated January 14, 2009 and a subsequent exchange agreement, in which the parties agreed to exchange options to  purchase 300,000 shares for the subject issuance in recognition of service provided.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the  Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective due to the material weakness noted below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

Identification of a Material Weakness

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

At the end of fiscal year 2009, we decided to change the focus of our business activities as described elsewhere in this document.  As a result, the goodwill associated with the acquisition of Vidiation, Inc. in 2008 was impaired. Due to an oversight in our policies and procedures for the review of the testing of goodwill impairment, we temporarily overlooked important issues related to the testing of goodwill impairment. Although this oversight was discovered before filing of any reports, it did create a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected on a timely basis in the future. Accordingly, we determined that this control deficiency constituted a material weakness.

During the preparation of our annual report on Form 10-K, the underlying circumstances of this material weakness were fully communicated to and considered by our independent registered public accounting firm to ensure that the appropriate accounting treatment was recorded in the financial statements included in this Form 10-K.

We have developed the following remediation plan to address this material weakness and we are proceeding expeditiously with measures to enhance our internal control over financial reporting:

•	Our Board of Directors will monitor the accounting policies adopted by the company and will direct additional measures as deemed appropriate.

Accordingly, our management believes that the accounting included in this Form 10-K fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

Name	Age	Positions
James C. Ackerly	61	President. Secretary, Treasurer and Director

L. Paul Bremer	68	Chairman of the Board

John T. Grippo	54	Chief Financial Officer

Edmund L. Resor	59	Vice President, Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

James C. Ackerly has been President, Secretary, Treasurer and a Director of the Company since its inception in January 2000. Since 1995, Mr. Ackerly has provided technology consulting and design services to AMR Corp., The Sabre Group, AT&T and others while working as an independent consultant. He currently serves on the board of directors of Cronus Technologies, Inc. Mr. Ackerly earned an A.B. in Physics from Williams College and an M.B.A. from Harvard Graduate School of Business Administration.

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

John T. Grippo has served as Chief Financial Officer of the Company since 2006.  Mr. Grippo has been the president of his own financial management practice, John Grippo, Inc. since 1999.  His firm provides services as a Chief Financial Officer to small to mid-sized public and private companies and also provides other related accounting and consulting services.  Prior to that, Mr. Grippo served for ten years as a full time Chief Financial Officer to companies in housewares, electric vehicles and financial services industries.  He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry.

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

Item 11. Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2008 and 2009.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
James C. Ackerly,	2009	$12,000	$0	$22,543	$0	$0	$0	$3,477	(2)	$38,020
President and Chief Executive Officer	2008	118,750	0	80,065	0	0	0	8,103	(2)	206,918

(1) Represents the dollar amount recognized for financial reporting purposes of stock awards in 2008 and 2009 computed in accordance with SFAS 123(R).

(2) The Company paid $3,477 in 2009 and $8,103 in 2008 of Mr. Ackerly’s medical expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning equity awards held by the named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards			Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
James C. Ackerly	-0-	-0-	-0-	N/A	-0-(1)	-0-(1)

(1)	Mr. Ackerly was issued 315,456 shares of common stock in 2009, all of which vested upon issuance.

Director Compensation

Our directors do not receive fixed compensation for their services as directors.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

However, in connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock of which 125,000 shares will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success. As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record a non-cash stock compensation expense for the fair value of shares issued. Through December 31, 2009, 625,000 shares of common stock have been issued to Ambassador Bremer pursuant to these arrangements, 500,000 of which were issued in 2009.

The following table provides certain summary information concerning the compensation paid to non-employee directors during fiscal 2009.  All compensation paid to Mr. Ackerly is set forth in the Summary Compensation Table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
L. Paul Bremer	-0-	$45,000(1)	-0-	-0-	$45,000
Edmund L. Resor	-0-	-0-	-0-	-0-	-0-

(1)	Represents the dollar amount recognized in fiscal 2009 for financial reporting purposes of stock awarded computed in accordance with Financial Accounting Standards 123R.

Employment Agreements

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 14, 2010, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than ten percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock		Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)
James C. Ackerly c/o Defentect Group, Inc. 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	23,127,431		30.4%	30.4%

L. Paul Bremer, III	725,000		1.0%	1.0%
c/o Defentect Group, Inc. 535 Connecticut Ave, 2nd floor,
Norwalk, CT 06854

Edmund L. Resor c/o Defentect Group, Inc. 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	7,658,832		10.1%	10.1%

Thomas M. Flohr c/o Defentect Group, Inc. 535 Connecticut Ave, 2nd floor, Norwalk, CT 06854	5,282,200		6.9%	6.9%

Richard Rankin c/o Atheneum Capital LLC 51 Locust St New Canaan, CT 06840	4,881,840	(3)	6.4%	6.4%

All executive officers and directors as a group (3 persons)	31,351,712		41.4%	41.4%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after April 14, 2010.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)
Includes 2,629,640 shares of Common Stock which are owned by Atheneum Capital (“Atheneum”), which is a company controlled by Richard Rankin, and 2,252,200 shares of Common Stock held by Mr. Rankin individually.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation paid to Mr. Ackerly as described above under “Executive Compensation” and otherwise as described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the year ended December 31, 2009, James C. Ackerly made loans to the Company in the aggregate principal amount of $618,000.  The loans are demand loans that are secured by all of the assets of the Company and accrue interest at 8%.

Subsequent to the 2009 year end and through the date of this report, Mr. Ackerly has made additional loans to the Company in the aggregate principal amount of $25,000.  Such loans are demand loans accruing interest at 8% and are secured as described above.

Director Independence

Our board of directors currently consists of three members.  They are James C. Ackerly, Ambassador L. Paul Bremer and Edmund L. Resor.  Mr. Ackerly is the Company’s President, Secretary and Treasurer, Ambassador Bremer is the Company’s Chairman of the Board and Mr. Resor is a Vice President.  None of our directors are independent directors.  We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace  Rules.

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

Audit Fees

Audit fees billed to the Company by M&P for its audit of the Company’s financial statements included in this Form 10-K, for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and its review of financial statement included in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission for 2009 and 2008 totaled $38,500 and $63,000, respectively.

Audit-Related

There were no audit- related fees billed to the Company by M&P for the years ended December 31, 2009 and 2008.

Tax Fees

There were no tax fees billed to the Company by M&P for its tax returns for the years ended December 31, 2009 and 2008.

Other

No other fees were billed to the Company by M&P for all other non-audit or tax services rendered to the Company for the years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Policies

As of this filing date, the Company has no Audit Committee.  Therefore it has not adopted a procedure under which all fees charged by M&P must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)           Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 25 of this report.

(2)           Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)           Exhibits

Exhibit No.	Name of Exhibit	Incorporated by Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)

3.2	Certificate of Amendment filed with the Secretary of State of Delaware effective on March 23, 2010	Exhibit 99.1 (5)

3.3	Bylaws	Exhibit 3.2 (1)

10.1	Share Exchange Agreement by and among Splinternet Holdings, Inc., Splinternet Communications, Inc. and the former shareholders of Splinternet Communications, Inc.	Exhibit 10.1 (1)

10.2	Lease by and between Splinternet Communications, Inc. and SYN-CONN, LLC	Exhibit 10.5 (1)

10.3	Agreement and Plan of Merger dated as of February 7, 2008 among Splinternet Holdings, Inc., Splinternet Merger Sub I, Inc. and Vidiation, Inc.	Exhibit 10.1 (2)

10.4	2008 Stock Incentive Plan	Exhibit 10.1 (3)

10.5	Security Agreement dated September 5, 2008 with James C. Ackerly	Exhibit 10.1 (4)

10.6	Form of Secured Demand Promissory Note for loans from James C. Ackerly	Exhibit 10.2 (4)

21.1	Subsidiaries of Defentect Group, Inc.	*

23.1	Consent of McGladrey & Pullen, LLP	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed June 1, 2006, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 12, 2008, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2010, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Defentect Group, Inc.

Date: April 15, 2010	By:	/s/ James C. Ackerly
James C. Ackerly
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

Chairman of the Board of Directors
L. Paul Bremer

/s/ James C. Ackerly	President, Treasurer and Director	April 15, 2010
James C. Ackerly	(Chief Executive Officer)

/s/ Edmund L. Resor	Vice President and Director	April 15, 2010
Edmund L. Resor

/s/ John T. Grippo	Chief Financial Officer	April 15, 2010
John T. Grippo	(Principal Financial Officer)

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