Form 10-Q
period 2010-03-31
DEFENTECT GROUP, INC.
filed 2010-05-19
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐     No  ☒

As of May 17, 2010, there were 78,705,040 outstanding shares of Common Stock, $.001 par value.

DEFENTECT GROUP, INC. AND SUBSIDIARIES
Formally Known as Splinternet Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Assets:
Current assets
Cash and cash equivalents	$8,081	$24,334
Accounts receivable	28,084	104,290
Prepaid expenses	82,723	86,021
Inventory	14,613	20,152
Note receivable	77,955	77,947
Other Current Assets	22,995	22,995
Due from employees	21,337	21,337
Total current assets	255,788	357,076

Property and equipment, net	26,186	27,911
Deposit	14,394	14,394
Total Assets	$296,368	$399,381

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Current liabilities
Accounts payable	$193,531	$183,566
Accrued expenses	88,427	98,778
Deferred Revenue	80,000	80,000
Loans from officers	939,405	874,067
Total current liabilities	1,301,363	1,236,411

Deferred rent	10,000	10,000
Total liabilities	1,311,363	1,246,411

Commitments
Stockholders’ Deficiency:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 250,000,000 shares authorized; 69,980,040 and 68,360,040 issued and outstanding	69,983	68,363
Additional paid-in capital	7,270,253	7,004,366
Accumulated deficit	(8,354,731)	(7,919,759)
Total Stockholders’ Deficiency	(1,014,495)	(847,030)
Total Liabilities and Stockholders’ Deficiency	$296,868	$399,381

See notes to consolidated financial statements

DEFENTECT GROUP, INC.  AND SUBSIDIARIES
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Service revenue	$116,795	$78,283

Cost of revenue	111,201	76,687
Gross profit	5,594	1,596

Selling, general and administrative expenses	398,806	255,657

Research and development costs	23,546	57,932
Loss from operations	(416,758)	(311,993)

Interest income	1,358	1,344
Interest expense	(19,572)	(6,145)
Net loss	$(434,972)	$(316,794)

Net loss per share:

Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:

Basic and Diluted	68,548,929	56,715,000

See notes to condensed consolidated financial statements.

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc. and Subsidiaries
CONDENSED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNADUITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(434,972)	$(316,794)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,725	1,723
Issuance of stock, warrants and options to employees and consultants	242,007	109,274
Non-cash interest expense	16,838
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	76,206	(25,904)
Decrease in prepaid expenses	30,342	160
Decrease in inventory	5,539	-
Increase in deferred revenue	-	21,000
Increase in accounts payable	9,965	9,916
Decrease in accrued expenses	(10,351)	(5,169)
Net cash used in operating activities	(62,701)	(205,794)

Cash flows from financing activities:
Loans from officer	48,500	205,645
Net proceeds from the sale of common stock and warrants	25,000
Net cash provided by financing activities	73,500	205,645

Net decrease in cash and cash equivalents	(16,253)	(149)

Cash and cash equivalents at beginning of period	24,334	6,407

Cash and cash equivalents at end of period	$8,081	$6,258

Non-cash financing and investing activities:
Issuance of stock for settlement of accrued compensation	$-	$255,947

See notes to consolidated financial statements

DEFENTECT GROUP, INC.  AND SUBSIDIARIES
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

The Company develops and markets technologies for the security and threat management industry.  Our products react to the detection of chemical, biological, radiological or nuclear threats and notify responders and key administrators immediately. The Company’s unique response technology can be easily integrated with other manufacturers’ sensors, and serve many different markets.

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

On April 30, 2008, the Company consummated the transaction contemplated by an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) dated February 7, 2008 among the Company, Vidiation, Inc., a Delaware corporation and Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company.   Upon closing, the Company issued an aggregate of 4,788,179 shares of common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

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

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of March 31, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009 to fairly present the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options and warrants to purchase 3,905,000 shares of the Company's common stock, as of March 31, 2010, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three months ended March 31, 2010.  Options to purchase 1,217,500 shares of the Company's common stock, as of March 31, 2009, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three months ended March 31, 2009.

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

LIQUIDITY

As of March 31, 2010, the Company had approximately $8,000 in cash and liabilities of approximately $1,301,000. The Company’s net cash used in operating activities for the three months ended March 31, 2010 was approximately $63,000; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $8,354,731 as of March 31, 2010. For the three months ended March 31, 2010, our net loss was $434,972. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. For the three months ended March 31, 2010 James C. Ackerly, the President, and secretary, treasurer and director to the Company made loans of $48,500, $23,500 of which was repaid to Mr. Ackerly in April 2010. Additionally, the Company sold 500,000 shares of its common stock and 250,000 warrants to an accredited investor for total proceeds of $25,000 in a private placement offering.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Recent Accounting Pronouncements

None.

3.   MAJOR CUSTOMER

During the three months ended March 31, 2010 and 2009, one customer (BuenaVox LLC) accounted for 99% and 77% of all revenues, respectively. This customer accounted for 100% of the Company’s accounts receivable for the respective periods.

4.   TAXES

Effective January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. Upon the adoption, the Company had no unrecognized tax benefits. During the three months ended March 31, 2010 and 2009, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2010.

As of March 31, 2010 the Company has net operating loss carryforwards of approximately $8,200,000 available to offset taxable income through the year 2029 and may be limited to Internal Revenue Service (IRS) change in control provisions.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $3,280,000 as of March 31, 2010. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $3,280,000 at March 31, 2010.

5. STOCKHOLDERS EQUITY

During the three months ended March 31, 2010 the Company issued an aggregate of 500,000 shares of common stock to a consultant with a value of $40,000 for future services to be rendered. The Company recorded a non-cash stock compensation expense of approximately $13,000 for the period ended March 31, 2010. The remaining non-cash stock compensation expense will be recorded over the term of the agreement. Pursuant to this consulting agreement the Company is required to issue an additional 500,000 shares on or before June 1, 2010.

The Company also has an agreement with another consultant to issue 60,000 shares per quarter through June 30, 2014 unless the agreement is terminated by either party. For the three months ended March 31, 2010 the Company recorded a non-cash stock compensation expense of approximately $21,000.

In addition the Company issued 125,000 shares of stock to its chairman of the board and recorded non-cash stock compensation expense of approximately $22,500. Furthermore the Company issued 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009 in the amount of approximately $57,000.

During the three months ended March 31, 2010, the Company sold 500,000 shares of its common stock at $0.05 per share to an accredited investor for total proceeds of $25,000 in a private placement offering. In connection therewith, the investor was also issued a total of 250,000 two-year warrants exercisable for one share of common stock at $0.10 per share.

6.   STOCK OPTION PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Company’s 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. The number of shares subject to the 2008 Stock Plan may not exceed 6,000,000 shares in total. Adoption of the 2008 Stock Plan is subject to the approval by the Company’s shareholders within twelve months of the adoption by the Board of Directors. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.  During the three months ended December 31, 2008, 360,000 stock options were forfeited when the individuals stopped working for the Company. During year ended December 2009, the Board granted 2,135,537 shares and 300,000 options to employees and consultants to the Company.

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

During the three months ended March 31, 2010 the Company granted 1,400,000 options.

For the three months ended March 31, 2010 and 2009 the share-based compensation expense was approximately $102,000 and $34,000, respectively.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As of March 31, 2010, there was approximately $148,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.58 years.

7.   SEGMENT INFORMATION

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

8.   LOANS FROM OFFICERS

Mr. James C. Ackerly, the President and secretary, treasurer and director, made loans to the Company during the three months ended March 31, 2010 of $48,500.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $16,839 in interest charges due to loans payable to Mr. Ackerly.

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

10.   SUBSEQUENT EVENTS

Subsequent to the end of the first quarter of 2010, the Company sold an aggregate of 2,125,000 shares of its common stock to certain investors for total gross proceeds of $200,000.  In connection therewith, the investors shall receive an aggregate of 2,000,000 warrants exercisable into shares of common stock at $0.10 per share which shall expire in two years.

In April 2010, the Company issued 6,000,000 shares of common stock to a vendor in accordance with a consulting agreement between such vendor and the Company dated January 14, 2009 and a subsequent exchange agreement, in which the parties agreed to exchange options to purchase 300,000 shares for the subject issuance in recognition of service provided.

In April 2010, the Company repaid James C. Ackerly, the Company’s President, $23,500 as partial repayment of loans made by Mr. Ackerly during the first quarter of 2010.   See Note 8.

In May 2010, the Company issued 100,000 shares of common stock to a consultant and agreed to issue warrants to such consultant to acquire an additional 100,000 shares in full consideration for a one year consulting agreement entered into on May 1, 2010.

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

The Company develops and markets technologies for the security and threat management industry.  Our products react to the detection of chemical, biological, radiological or nuclear threats and notify responders and key administrators immediately. The Company’s unique response technology can be easily integrated with other manufacturers’ sensors, and serve many different markets.

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

On April 30, 2008, the Company consummated the transaction contemplated by an Agreement and Plan of Merger (the “Vidiation Merger Agreement”) dated February 7, 2008 among the Company, Vidiation, Inc., a Delaware corporation and Splinternet Merger Sub I, Inc. (a wholly owned subsidiary of the Company formed for the purpose of such transaction) (the “Merger Sub”) pursuant to which the Merger Sub merged into Vidiation, Inc. resulting in Vidiation, Inc. becoming a wholly-owned subsidiary of the Company.   Upon closing, the Company issued an aggregate of 4,788,179 shares of common stock to the shareholders of Vidiation, Inc. in exchange for the cancellation of the then outstanding shares of common stock of Vidiation, Inc.

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

Recent Events

Subsequent to the end of the first quarter of 2010, the Company sold an aggregate of 2,125,000 shares of its common stock to certain investors for total gross proceeds of $200,000.  In connection therewith, the investors shall receive an aggregate of 2,000,000 warrants exercisable into shares of common stock at $0.10 per share which warrants shall expire in two years.

In April 2010, the Company issued 6,000,000 shares of common stock to a vendor in accordance with a consulting agreement between such vendor and the Company dated January 14, 2009 and a subsequent exchange agreement, in which the parties agreed to exchange options to purchase 300,000 shares for the subject issuance in recognition of service provided.

In April 2010, the Company repaid James C. Ackerly, the Company’s President, $23,500 as partial repayment of loans made by Mr. Ackerly during the first quarter of 2010.

Results of Operations

SERVICE REVENUE

Service revenue for the three months ended March 31, 2010 were $116,795 which is an increase from $78,283 for the three months ended March 31, 2009.  The increase is due to higher usage of the Company’s long distance termination by its customer.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customer. For the three months ended March 31, 2010, the costs of the wholesale minutes were $111,201 which is an increase from $76,687 for the three months ended March 31, 2009. The increase is due to higher usage for this service by the Company’s customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended March 31, 2010, selling, general and administrative costs were $398,806 which is an increase from $255,657 in the comparable period in 2009.  The increase is due to higher stock compensation expense during the three months ended March 31, 2010 as compared to the same period in 2009.

RESEARCH AND DEVELOPMENT

Research and development decreased to $23,546 in the three months ended March 31, 2010 from $57,932 for the comparable periods in 2009. The decrease is the result of the completion of the Company’s radiation detection sensors. The Company continues development of its IP based management, monitoring and messaging system software.

INTEREST INCOME

Interest earned in the three months ended March 31, 2010 was $1,358 compared to $1,344 for the comparable period in 2009. This is primarily due to a lower average balance invested in 2010 due to the Company using cash to fund operations.

INTEREST EXPENSE

Interest expense in the three months ended March 31, 2010 was $19,572 compared to $6,145 for the comparable period in 2009. The increase is due to the accrual of higher interest expense which is the result of the additional loans made by the President to the Company during 2009.

NET LOSS

We incurred a net loss of $434,972, during the three months ended March 31, 2010 compared to a net loss of $316,794 during the same period in the prior year for an overall increase in net loss of $118,178. The increase in the net loss was primarily the result of the Company’s increase in stock compensation expenses.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2010, we had approximately $8,000 in cash and current liabilities of approximately $1,301,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s President and Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $8,354,731 as of March 31, 2010. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the three months ended March 31, 2010 was $62,701 which was primarily the result of the net loss of $434,972.  No net cash was used in investing activities for the three months ended March 31, 2010 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the three months ended March 31, 2010, net cash used in financing activities was $73,500 compared to $205,645 for the three months ended March 31, 2009. The change in 2010 is due to the President and Chief Executive Officer of the Company making fewer loans to the Company during the first three months of 2010 as compared to the same period in 2009.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

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

RISKS RELATING TO THE OUR COMMON STOCK

WE HAVE HAD IMPAIRMENT OF GOODWILL.

The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets, the Company concluded an impairment charge of $2,831,790 should be taken at December 31, 2009 in connection with the recorded goodwill arising from its acquisition made in 2008, This impairment charge was the result of projected revenue related to the acquisition has not been achieved and future sales contracts have not been closed.

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

The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets, the Company concluded an impairment charge should be taken at December 31, 2009 in connection with the recorded goodwill arising from its acquisition made in 2008 since the projected revenue related to the acquisition has not been achieved and future revenue sales contracts have not been closed.

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

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of March 31, 2010, that our disclosure controls and procedures were not effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC due to the material weakness noted below.

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

During the preparation of our annual report on Form 10-K, the underlying circumstances of this material weakness were fully communicated to and considered by our independent registered public accounting firm to ensure that the appropriate accounting treatment was recorded in the financial statements included in the Form 10-K.

We have developed the following remediation plan to address this material weakness and we are proceeding expeditiously with measures to enhance our internal control over financial reporting:

•	Our Board of Directors will monitor the accounting policies adopted by the Company and will direct additional measures as deemed appropriate.

Accordingly, our management believes that the accounting included in this Form 10-Q fairly presents in all material respects our financial position, results of operations and cash flows for the periods presented.

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

On April 28, 2009, The Idler Company, Inc. (“Idler”) commenced an action against the Company, Vidiation, Inc., Vidiation, LLC, Frank O’Connor and James C. Ackerly in the United States District Court, District of Connecticut pertaining to the purchase by Idler of shares of Vidiation, LLC for $100,000 in 2007.  Such action alleges various securities law violations, breach of contract, rescission, fraud and unjust enrichment.  We intend to defend this matter vigorously. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  Through March 31, 2010, a total of 750,000 shares have been issued.  Of such amount, 125,000 were issued in the three months ended March 31, 2010.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2010 the Company issued an aggregate of 680,000 shares of common stock to two consultants for services rendered and 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In addition, during the three months ended March 31, 2010, the Company sold 500,000 shares of its common stock at $0.05 per share to an accredited investor for total proceeds of $25,000 in a private placement offering. In connection therewith, the investor was also issued a total of 250,000 two-year warrants exercisable for share of common stock at $0.10 per share.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

DEFENTECT GROUP, INC.
(Registrant)

Dated: May 19, 2010	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
and President (Principal Executive Officer)

Dated: May 19, 2010	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)