Form 10-Q
period 2010-06-30
DEFENTECT GROUP, INC.
filed 2010-08-13
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
____________________________________________________________________ Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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
Yes ☐ No ☒

As of August 10, 2010, there were 78,650,040 outstanding shares of Common Stock, $.001 par value.

DEFENTECT GROUP, INC. AND SUBSIDIARIES
Formally Known as Splinternet Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 2010 and 2009	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$2,408	$24,334
Accounts receivable	29,150	104,290
Prepaid expenses	65,679	86,021
Inventory	13,033	20,152
Note receivable	89,193	77,947
Other Current Assets	22,995	22,995
Due from employees	-	21,337
Total current assets	222,458	357,076

Property and equipment, net	24,462	27,911
Deposit	14,394	14,394
Total Assets	$261,314	$399,381

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Current liabilities
Accounts payable	$164,712	$183,566
Accrued expenses	99,026	98,778
Deferred Revenue	80,000	80,000
Loans from officers	932,965	874,067
Total current liabilities	1,276,703	1,236,411

Deferred rent	4,858	10,000

Total liabilities	1,281,561	1,246,411

Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, 10,000,000 shares authorized and none outstanding
Common stock, $.001 par value, 250,000,000 shares authorized; 78,650,040 and 68,360,040 issued and outstanding	78,653	68,363
Additional paid-in capital	8,960,104	7,004,366
Accumulated deficit	(10,059,004)	(7,919,759)
Total Stockholders’ Deficiency	(1,020,247)	(847,030)
Total Liabilities and Stockholders’ Deficiency	$261,314	$399,381

See notes to consolidated financial statements

DEFENTECT GROUP, INC. AND SUBSIDIARIES
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service revenue	$64,431	$309,116	$181,226	$387,399

Cost of revenue	58,111	248,114	169,312	324,800
Gross profit	6,320	61,002	11,914	62,599

Selling, general and administrative expenses	1,671,600	302,598	2,070,406	558,255
Research and development costs	23,156	33,171	46,702	91,103

Loss from operations	(1,688,436)	(274,767)	(2,105,194)	(586,759)
Interest income	1,251	1,359	2,609	2,703
Interest expense	17,087	9,422	36,660	15,567
Net loss	$(1,704,272)	$(282,830)	$(2,139,245)	$(599,623)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average common stock outstanding:
Basic and Diluted	77,102,787	63,622,924	72,849,488	62,881,533

See notes to condensed consolidated financial statements.

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNADUITED)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(2,139,245)	$(599,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,449	3,446
Issuance of stock, warrants and options to employees and consultants	1,761,026	544,456
Non-cash interest expense	33,898	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	75,140	(22,620)
Decrease (increase) in prepaid expenses	344	(263)
Decrease in inventory	7,119	-
Decrease (increase) in advances to employee	21,337	(22,913)
Increase in notes receivable	(11,246)	(3)
Decrease in accounts payable	(18,854)	(296,910)
Increase in accrued expenses	248	-
Decrease in deferred rent	(5,142)	-
Net cash used in operating activities	(271,926)	(393,904)

Cash flows from financing activities:
Loans from officer	48,500	319,904
Repayment of loan from officer	(23,500)	-
Net proceeds from sale of common stock and warrants	225,000	70,000
Net cash provided by (used in) financing activities	250,000	389,904

Net decrease in cash and cash equivalents	(21,926)	(4,000)

Cash and cash equivalents, beginning of period	24,334	6,407

Cash and cash equivalents, end of period	$2,408	$2,407

Non-cash investing and financing activity
Issuance of stock for settlement of accured compensation	$-	$255,947

See notes to condensed consolidated financial statements.

DEFENTECT GROUP, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Defentect Group, Inc., formerly known as Splinternet Holdings, Inc. (the “Company”) is the parent company of Splinternet Communications, Inc., originally a provider of Internet Telephony services, which entered the security market in 2007, and Vidiation, Inc., a security sales and marketing company which was acquired on April 30, 2008.

The Company develops and markets technologies for the security and risk management industry.  Our products react to the detection of chemical, biological, radiological or nuclear threats and notify responders and key administrators immediately. The Company’s unique response technology can be easily integrated with other manufacturers’ sensors, and serve many different markets. The Company has more recently entered the market for personal security solutions, tied to our DefenCall Smartphone application; this service leverages our unique response technology. DefenCall enables our customers to communicate location and personal information required to facilitate a timely and informed response to any event of consequence. The Company receives all its current revenues from its telephony service and is pursuing new customers and partners in the security market.

The Company was incorporated in the State of Delaware on March 22, 2006 under the name Splinternet Holdings, Inc. On April 3, 2006, the Company conducted a share for share exchange of securities with Splinternet Communications, Inc., as a result of which Splinternet Communications, Inc. became a wholly owned subsidiary of the Company.

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Since inception, we have been a developer of products, services, and marketing strategies centered around opportunities in Internet communications.  From 2000 through 2007 our approach was to develop products and services that would capitalize on the shift in telecommunications technologies from traditional telephony to Internet telephony. During this period the Company experienced disappointing revenue growth in this market. Because of this, during 2007 we shifted our focus into the development of a new radiation detection device which launched us into the security market. In 2008 our research and development was focused on developing an Internet Protocol (IP) based management, monitoring and messaging system which interfaced with our radiation detection devices and other third-party sensors. In 2009 we successfully completed several pilot programs which utilized our management, monitoring and messaging system and sensors.

Vidiation, Inc. was a security sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

The Company does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. and Vidiation, Inc.

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of June 30, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2010 and 2009, to fairly represent the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options and warrants to purchase 9,716,250 shares of the Company's common stock, as of June 30, 2010, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and six months ended June 30, 2010.  Options to purchase 872,500 shares of the Company's common stock, as of June 30, 2009, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and six months ended June 30, 2009.

All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The carrying value of short-term financing arrangements and notes receivable approximates fair value because interest rates over the relative term of these instruments approximate current market interest rates.

As of June 30, 2010, the Company had approximately $2,400 in cash and liabilities of approximately $1,280,000. The Company’s net cash used in operating activities for the six months ended June 30, 2010 was approximately $271,926; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $10,059,004 as of June 30, 2010. For the six months ended June 30, 2010, our net loss was $2,139,245. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. For the six months ended June 30, 2010 James C. Ackerly, the Chief Executive Officer and director to the Company made loans of $48,500, $23,500 of which was repaid to Mr. Ackerly in April 2010. Additionally, the Company sold 2,625,000 shares of its common stock and 2,250,000 warrants to accredited investors for total proceeds of $225,000 in a private placement offering.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

3.   MAJOR CUSTOMER

During the three months ended June 30, 2010 and 2009, one customer (BuenaVox LLC) accounted for 93% and 97% of all revenues, respectively. For the six months ended June 30, 2010 and 2009, the same customer accounted for 97% of all revenues for both periods. This customer accounted for 96% and 73% of the Company’s accounts receivable for the six months ended June 30, 2010 and 2009.

4.   TAXES

Effective January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. Upon the adoption, the Company had no unrecognized tax benefits. During the six months ended June 30, 2010 and 2009, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2010.

As of June 30, 2010 the Company has net operating loss carryforwards of approximately $9,900,000 available to offset taxable income through the year 2029 and may be limited to Internal Revenue Service (IRS) change in control provisions.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $2,134,000 as of June 30, 2010. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $3,960,000 at June 30, 2010.

5. STOCKHOLDERS EQUITY

During the six months ended June 30, 2010 the Company issued an aggregate of 1,000,000 shares of common stock to a consultant with a value of $80,000 for future services to be rendered. The Company recorded a non-cash stock compensation expense of approximately $40,000 for the period ended June 30, 2010. The remaining non-cash stock compensation expense will be recorded over the term of the agreement. Pursuant to this consulting agreement the Company issued 500,000 shares during the first quarter of 2010 and 500,000 shares on June 1, 2010.

The Company also issued, during the six months ended June 30, 2010, 6,000,000 shares of common stock to the same consultant in accordance with a consulting agreement with the Company dated January 14, 2009 and a subsequent exchange agreement, in which the parties agreed to exchange options to purchase 300,000 shares for the subject issuance in recognition of service provided. Half the shares were issued on April 16, 2010 and the other half were issued on May 20, 2010. The Company recorded a non-cash stock compensation expense of approximately $1,189,000 for the six months ended June 30, 2010.

The Company issued 100,000 shares of common stock to a second consultant with a value of $20,000 for future services to be rendered. In connection therewith, the consultant was also issued a total of 100,000 two-year warrants exercisable for one share of common stock at $0.10 per share. The Company recorded a non-cash stock compensation expense of approximately $1,900 for the period ended June 30, 2010. The remaining non-cash stock compensation expense will be recorded over the term of the agreement.

The Company has an agreement with another consultant to issue 60,000 shares per quarter through June 30, 2014 unless the agreement is terminated by either party. This agreement was revised in April 2010, at the request of the consultant, where by the non-cash stock compensation in shares were changed to 60,000 options per quarter through June 30, 2014. The prior transactions associated with the non-cash stock compensation expenses were reversed in the second quarter.  For the six months ended June 30, 2010 the Company recorded a non-cash stock compensation expense of approximately $2,000. The remaining non-cash stock compensation expenses will be recorded over the term of the agreement.

In addition, during the six months ended June 30, 2010, the Company issued 250,000 shares of stock to its chairman of the board and recorded non-cash stock compensation expense of approximately $39,000. Furthermore, the Company issued 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009 in the amount of approximately $57,000.

During the six months ended June 30, 2010, the Company sold 2,625,000 shares of its common stock at $0.05 per share to accredited investors for total proceeds of $225,000 in a private placement offering. In connection therewith, the investors was also issued a total of 2,250,000 two-year warrants exercisable for one share of common stock at $0.10 per share.

6.   STOCK OPTION PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Company’s 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. As amended subsequent to the quarter ended June 30, 2010, the number of shares subject to the 2008 Stock Plan may not exceed 15,000,000 shares in total. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.  During the three months ended December 31, 2008, 360,000 stock options were forfeited when individuals stopped working for the Company. During year ended December 2009, the Board granted 2,135,537 shares and 300,000 options to employees and consultants of the Company.

During the three months ending June 30, 2010, 400,000 stock options were forfeited when individuals stopped working for the Company.

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

During the six months ended June 30, 2010 the Company granted 6,240,000 options.

For the three months ended June 30, 2010 and 2009 the share-based compensation expense, related to the Company’s stock option plan, was approximately $253,000 and $34,000, respectively. For the six months ended June 30, 2010 and 2009 the share-based compensation expense was approximately $355,000 and $68,000, respectively.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As of June 30, 2010, there were approximately $114,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.33 years.

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

8. LOANS FROM OFFICERS

Mr. James C. Ackerly, the Chief Executive Officer and director, made loans to the Company during the six months ended June 30, 2010 of $48,500, $23,500 of which was repaid to Mr. Ackerly in April 2010.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $17,060 in interest charges due to loans payable to Mr. Ackerly for the three months ended June 30,2010.

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

10.   SUBSEQUENT EVENTS

On August 2, 2010 James C. Ackerly, the Company’s Chief Executive Officer, loaned the Company $10,000.

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

The Company develops and markets technologies for the security and threat management industry.  Our products react to the detection of chemical, biological, radiological or nuclear threats and notify responders and key administrators immediately. The Company’s unique response technology can be easily integrated with other manufacturers’ sensors, and serve many different markets. The Company has more recently entered the market for personal security solutions, tied to our DefenCall Smartphone application, the service leverages our unique response technology and enables our customers to communicate location and personal information required to facilitate timely and informed response to any event of consequence. The Company receives all its current revenues from its telephony service and is pursuing new customers and partners in the security market.

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

Vidiation, Inc. was a security sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

The Company does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. and Vidiation, Inc.

References herein to “we”, “us” or “our” refer to the Company and its wholly owned subsidiaries, unless explicitly stated to the contrary.

Recent Events

On August 2, 2010 James C. Ackerly, the Company’s Chief Executive Officer, loaned the Company $10,000.

Results of Operations

SERVICE REVENUE

Service revenue for the three months ended June 30, 2010 were $64,431 which is a decrease from $309,116 for the same period in 2009. Service revenue for the six months ended June 30, 2010 were $181,226 which is a decrease from $387,399 for the same period in 2009. The decreases are due to the decline in the Company’s long distance termination usage by its customer.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customer. For the three months ended June 30, 2010, the costs of the wholesale minutes were $58,111 which is a decrease from $248,114 for the same period in 2009. For the six months ended June 30, 2010, the costs of wholesale minutes were $169,312 which is a decrease from $324,800 for the same period in 2009. The decreases are due to the decline in usage for this service by the Company’s customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended June 30, 2010, selling, general and administrative costs were $1,671,600, which is an increase from $302,598 in the comparable period in 2009.  The increase is due to (1) higher consulting expenses due to marketing of the Company’s new product DefenCall and (2) the Company expanding the use of stock based compensation to employees and consultant during the second quarter 2010 as compared to the same period in 2009. For the six months ended June 30, 2010 selling, general and administrative costs were $2,070,406, which is an increase from $558,255 for the same period in 2009. The increase is primarily due to the Company expanding the use of stock based compensation to employees and consultant. Stock based compensation increased to $1,481,842 in the three months ended June 30, 2010 from $171,051 for the comparable periods in 2009. For the six months ended June 30, 2010 stock based compensation was $1,692,583, which is an increase from $280,910 during the comparable period in 2009.

RESEARCH AND DEVELOPMENT

Research and development decreased to $23,156 and $46,702 in the three and six months ended June 30, 2010 from $33,171 and $91,103 for the comparable periods in 2009. The decrease is the result of the completion of the Company’s radiation detection sensors. The Company continues development of its IP based management, monitoring and messaging system software.

INTEREST INCOME

Interest earned in the three and six months ended June 30, 2010 was $1,251 and $2,609 compared to $1,359 and $2,703 for the comparable period in 2009. The slight decrease is primarily due to a lower average balance invested in 2010 due to the Company using cash to fund operations.

INTEREST EXPENSE

Interest expense in the three and six months ended June 30, 2010 was $17,087 and $36,660 compared to $9,422 and $15,567 for the comparable period in 2009. The increase is due to the accrual of higher interest expense which is the result of the additional loans made by the Chief Executive Officer to the Company during 2009.

NET LOSS

We incurred a net loss of $1,704,272 and $2,139,245, during the three and six months ended June 30, 2010 compared to a net loss of $282,830 and $599,623 during the same period in the prior year for an overall increase in net loss of $1,421,442 and $1,539,622 for the respective periods. The increase in the net loss was primarily the result of the Company’s increase in non-cash stock compensation expenses.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2010, we had approximately $2,400 in cash and current liabilities of approximately $1,280,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $10,059,004 as of June 30, 2010. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the six months ended June 30, 2010 was $271,926, which was primarily the result of the net loss of $2,139,245.  No net cash was used in investing activities for the six months ended June 30, 2010 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the six months ended June 30, 2010, net cash used in financing activities was $250,000 compared to $389,904 for the six months ended June 30, 2009. The change in 2010 is due to the Chief Executive Officer of the Company making fewer loans to the Company during the first six months of 2010 as compared to the same period in 2009.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

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

RISKS RELATING TO THE OUR COMMON STOCK

WE HAVE HAD IMPAIRMENT OF GOODWILL.

The Company had significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets, the Company concluded an impairment charge of $2,831,790 should be taken at December 31, 2009 in connection with the recorded goodwill arising from its acquisition made in 2008, This impairment charge was the result of projected revenue related to the acquisition not being achieved and future sales contracts  not being closed.

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

We have never paid any dividends on our common stock. Our board of directors does not intend to declare any dividends in the foreseeable future, but intends to retain all earnings, if any, for use in our business operations. As a result, the return on your investment in us will depend upon any appreciation in the market price of our common stock. The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors, out of funds legally available for dividend payments. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors.

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

Stock based Compensation

The Company records stock based compensation when (1) a consultant or vendor providers services and is compensated by the Company issuing restricted shares and (2) an employee or consultant is awarded stock options under the Company’s 2008 Stock Plan. The non-cash stock compensation expense is recorded for the period. When a stock based compensation expense occurs for future services the Company records the non-cash stock compensation expense for the period and the remaining non-cash stock compensation expense is recorded over the term of the agreement.

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

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2010, that our disclosure controls and procedures were not effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC due to the material weakness noted below.

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

In addition, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We can provide no assurance, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  Through June 30, 2010, a total of 875,000 shares have been issued.  Of such amount, 250,000 were issued in the six months ended June 30, 2010.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended June 30, 2010, the Company issued 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended June 30, 2010 the Company issued an aggregate of 7,100,000 shares of common stock to two consultants for services rendered and 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In addition, during the six months ended June 30, 2010, the Company sold 2,625,000 shares of its common stock at $0.05 per share to accredited investors for total proceeds of $225,000 in a private placement offering. In connection therewith, the investor was also issued a total of 2,250,000 two-year warrants exercisable for share of common stock at $0.10 per share.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective June 15, 2010, the Board of Directors of the Company elected Jeffrey W. Knapp President and Chief Operating Officer of the Company.  Concurrent with this appointment, Mr. Knapp has been granted an option to purchase 3,000,000 shares of the Company’s Common Stock under our Stock Incentive Plan.  Through June 30, 2010, a total of 250,000 options have vested.  In addition, Mr. Knapp will be entitled to receive certain cash and equity based compensation upon the Company achieving funding and business successes in the future as determined by the board.

Mr. Knapp, age 53, has served in executive management positions for companies in all stages of business growth.  From February 2007 to June 2010, he served as the Vice President of Marketing for On-Net Surveillance Systems, Inc. (OnSSI), a market leader in open-architecture, intelligent IP-based video surveillance software. While at OnSSI, he successfully developed strategies for branding, launch and positioning of new products, implemented consultant marketing and partner development programs, and was responsible for overseeing all product marketing, industry event, website management, partner marketing, sales and distribution channel support, and marketing communications.  Prior to joining OnSSI Mr. Knapp was President of Management Strategy, Inc., a firm that provided strategic consulting and business development services to early stage high technology organizations.  Prior thereto, and from 2001 to 2005, he was Executive Vice President of eSocrates, and from 1996 to 2000, he was Executive Vice President of Stores Automated Systems, Inc.  Mr. Knapp holds degrees from Yale University (B.A. Psychology) and the Stern School of Business at New York University (M.B.A. Management).

Mr. Knapp does not have any family relationships with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer.

Other than as disclosed herein, there are no arrangements or understandings between Mr. Knapp and any other person pursuant to which he was selected as an officer, and there have not been any past transactions, nor are there any currently proposed transactions, between the Company or any of its subsidiaries, on the one hand, and Mr. Knapp, on the other hand, that would require disclosure pursuant to Item 404(a) of Regulation S-K.

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

DEFENTECT GROUP, INC. (Registrant)

Dated: August 13, 2010	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)