Form 10-Q
period 2010-09-30
DEFENTECT GROUP, INC.
filed 2010-11-22
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐     No  ☒

As of November 22, 2010, there were 78,775,040 outstanding shares of Common Stock, $.001 par value.

DEFENTECT GROUP, INC. AND SUBSIDIARIES
Formally Known as Splinternet Holdings, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

EXPLANATORY NOTE:  The financial statements included in this Report have not been reviewed by an independent public accountant as required by Regulation S-X.  As a result, this Report is deficient.  We undertake the responsibility to file an amended Form 10-Q for this period when the review is completed. Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements when reviewed by an independent public accountant.

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited and
	not reviewed)
ASSETS
Assets:
Current assets
Cash and cash equivalents	$2,993	$24,334
Accounts receivable	33,803	104,290
Prepaid expenses	23,838	86,021
Inventory	6,717	20,152
Note receivable	79,087	77,947
Other Current Assets	22,995	22,995
Due from employees	-	21,337
Total current assets	169,433	357,076

Property and equipment, net	22,738	27,911
Deposit	14,394	14,394
Total Assets	$206,565	$399,381

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Current liabilities
Accounts payable	$243,049	$183,566
Accrued expenses	109,039	98,778
Deferred Revenue	80,000	80,000
Loans from officers	988,160	874,067
Total current liabilities	1,420,248	1,236,411

Deferred rent	4,858	10,000
Total Liabilities	1,425,106	1,246,411

Commitments and Contingencies	-	-
Stockholders’ Deficiency:

Preferred Stock, 10,000,000 shares authorized and none outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 78,775,040 and 68,360,040 issued and outstanding	78,778	68,363
Additional paid-in capital	9,313,818	7,004,366
Accumulated deficit	(10,611,137)	(7,919,759)
Total Stockholders’ Deficiency	(1,218,541)	(847,030)
Total Liabilities and Stockholders’ Deficiency	$206,565	$399,381

See notes to condensed consolidated financial statements

DEFENTECT GROUP, INC.  AND SUBSIDIARIES
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND NOT REVIEWED)

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenue	$52,719	$294,285	$233,945	$681,684

Cost of revenue	44,916	331,995	214,228	656,796
Gross profit (loss)	7,803	(37,710)	19,717	24,888

Selling, general and administrative expenses	522,676	187,445	2,593,082	747,834
Research and development costs	20,826	33,233	67,528	124,336

Loss from operations	(535,699)	(258,386)	(2,640,893)	(847,282)
Interest income	1,070	1,350	3,679	4,053
Interest expense	17,506	16,269	54,164	31,836
Net loss	$(552,135)	$(273,035)	$(2,691,378)	$(875,065)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common stock outstanding:
Basic and Diluted	78,651,414	65,689,073	74,790,573	63,820,820

See notes to condensed consolidated financial statements.

Defentect Group, Inc. and Subsidiaries
Formerly Known as Splinternet Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED AND NOT REVIEWED)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(2,691,378)	$(875,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,173	5,171
Issuance of stock, warrants and options to employees and consultants	2,153,210	711,179
Non-cash interest expense	51,343	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	70,487	(17,408)
Decrease (increase) in prepaid expenses	3,840	(96,388)
Decrease in inventory	13,435	-
Decrease (increase) in advances to employee	21,337	(22,913)
(Increase) in notes receivable	(1,140)	(3)
Increase (decrease) in accounts payable and accrued expenses	69,744	(227,694)
(Decrease) in deferred rent	(5,142)	-
Net cash used in operating activities	(309,091)	(523,121)

Cash flows from financing activities:
Loans from officer	86,250	479,615
Repayment of loan from officer	(23,500)	-
Net proceeds from sale of common stock and warrants	225,000	90,000
Net cash provided by financing activities	287,750	569,615

Net (decrease) increase in cash and cash equivalents	(21,341)	46,496

Cash and cash equivalents, beginning of period	24,334	6,407

Cash and cash equivalents, end of period	$2,993	$52,903

Non-cash investing and financing activity
Issuance of stock for settlement of accrued compensation	$-	$255,947

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

2.    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited and have not been reviewed by an independent public accountant as required by Regulation S-X but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary as of September 30, 2010 and the results of operations and cash flows for the interim periods ended September 30, 2010 and 2009, to fairly represent the financial position presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. Options and warrants to purchase 9,864,583 shares of the Company's common stock, as of September 30, 2010, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and nine months ended September 30, 2010.  Warrants to purchase 1,032,500 shares of the Company's common stock, as of September 30, 2009, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and nine months ended September 30, 2009.

All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The carrying value of short-term financing arrangements and notes receivable approximates fair value because interest rates over the relative term of these instruments approximate current market interest rates.

As of September 30, 2010, the Company had approximately $3,000 in cash and liabilities of approximately $1,430,000. The Company’s net cash used in operating activities for the nine months ended September 30, 2010 was approximately $309,000; hence, the Company will require additional funding in order to be adequately funded for the foreseeable future.

The Company has a history of substantial operating losses and an accumulated deficit of $10,611,138 as of September 30, 2010. For the nine months ended September 30, 2010, our net loss was $2,691,378. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. For the nine months ended September 30, 2010 James C. Ackerly, the Chief Executive Officer and director to the Company made loans of $86,250, $23,500 of which was repaid to Mr. Ackerly in April 2010. Additionally, during the nine months ended September 30, 2010 the Company sold 2,625,000 shares of its common stock and 2,250,000 warrants to accredited investors for total proceeds of $225,000 in a private placement offering.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

3.   MAJOR CUSTOMER

During the three months ended September 30, 2010 and 2009, one customer (BuenaVox LLC) accounted for 78% and 98% of all revenues, respectively. For the nine months ended September 30, 2010 and 2009, the same customer accounted for 93% and 97% of all revenues, respectively. This customer accounted for 67% and 76% of the Company’s accounts receivable at September 30, 2010 and 2009.

4.   TAXES

Effective January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. Upon the adoption, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2010 and 2009, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2010.

As of September 30, 2010 the Company has net operating loss carryforwards of approximately $10,500,000 available to offset taxable income through the year 2030 and may be limited to Internal Revenue Service (IRS) change in control provisions.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $4,181,250 as of September 30, 2010. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $4,181,250 at September 30, 2010.

5. STOCKHOLDERS EQUITY

During the nine months ended September 30, 2010 the Company issued an aggregate of 1,000,000 shares of common stock to a consultant with a value of $80,000 for future services to be rendered. The Company recorded a non-cash stock compensation expense of approximately $60,000 for the period ended September 30, 2010. The remaining non-cash stock compensation expense will be recorded over the term of the agreement. Pursuant to this consulting agreement the Company issued 500,000 shares during the first quarter of 2010 and 500,000 shares on June 1, 2010.

The Company also issued, during the nine months ended September 30, 2010, 6,000,000 shares of common stock to the same consultant in accordance with a consulting agreement with the Company dated January 14, 2009 and a subsequent exchange agreement, in which the parties agreed to exchange options to purchase 300,000 shares for the subject issuance in recognition of service provided. Half the shares were issued on April 16, 2010 and the other half were issued on May 20, 2010. The Company recorded a non-cash stock compensation expense of approximately $1,189,000 for the nine months ended September 30, 2010.

The Company issued 100,000 shares of common stock to a second consultant with a value of $20,000 for future services to be rendered. In connection therewith, the consultant was also issued a total of 100,000 two-year warrants exercisable for one share of common stock at $0.10 per share. The Company recorded a non-cash stock compensation expense of approximately $4,800 for the period ended September 30, 2010. The remaining non-cash stock compensation expense will be recorded over the term of the agreement.

The Company has an agreement with another consultant to issue 60,000 shares per quarter through June 30, 2014 unless the agreement is terminated by either party. This agreement was revised in April 2010, at the request of the consultant, whereby the non-cash stock compensation in shares were changed to 60,000 options per quarter through June 30, 2014. The prior transactions associated with the non-cash stock compensation expenses were reversed in the second quarter. The consultant terminated this agreement on August 1, 2010 at which time the consultant become a commission only Sales Representative for the Company. For the nine months ended September 30, 2010 the Company recorded a non-cash stock compensation expense of approximately $12,000.  No additional non-cash stock compensation expense will be records by the Company because of the termination.

In addition, during the nine months ended September 30, 2010, the Company issued 375,000 shares of stock to its chairman of the board and recorded non-cash stock compensation expense of approximately $60,000. Furthermore, the Company issued 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009 in the amount of approximately $57,000.

During the nine months ended September 30, 2010, the Company sold 2,625,000 shares of its common stock at $0.05 per share to accredited investors for total proceeds of $225,000 in a private placement offering. In connection therewith, the investors was also issued a total of 2,250,000 two-year warrants exercisable for one share of common stock at $0.10 per share.

6.   STOCK OPTION PLAN

On April 22, 2008, the Board of Directors of the Company adopted the Company’s 2008 Stock Incentive Plan (the “2008 Stock Plan”). Under the 2008 Stock Plan, officers, other employees and directors of, and consultants to, the Company or its subsidiaries may be awarded stock options, stock appreciation rights and other stock awards. As amended subsequent to the quarter ended September 30, 2010, the number of shares subject to the 2008 Stock Plan may not exceed 15,000,000 shares in total. The 2008 Stock Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 or 424 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to officers, employees of or consultants to the Company or any non employee director. On April 22 and 30, 2008, the Board of Directors granted 1,265,000 nonqualified stock options to employees and consultants. The Stock Option Plan is administered by a committee of the Board of Directors (or if there is no committee, the Board of Directors itself). The committee shall determine the terms of the options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

During the nine months ending September 30, 2010, 750,000 stock options were forfeited when individuals stopped working for the Company.

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

During the nine months ended September 30, 2010 the Company granted 6,650,000 options.

For the three months ended September 30, 2010 and 2009 the share-based compensation expense, related to the Company’s stock option plan, was approximately $330,000 and $34,000, respectively. For the nine months ended September 30, 2010 and 2009 the share-based compensation expense was approximately $684,000 and $102,000, respectively.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As of September 30, 2010, there were approximately $80,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.33 years.

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

8.   LOANS FROM OFFICERS

Mr. James C. Ackerly, the Chief Executive Officer and director, made loans of $86,250 to the Company during the nine months ended September 30, 2010 while $23,500 of which was repaid to Mr. Ackerly in April 2010.  The loans are demand loans that are secured by all the assets of the Company and accrue interest at the rate of 8%.  The Company accrued $17,444 in interest charges due to loans payable to Mr. Ackerly for the three months ended September 30, 2010.

9.   CONTINGENCY

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

10.   SUBSEQUENT EVENTS

On October 26, 2010 James C. Ackerly, the Company’s Chief Executive Officer, loaned the Company $10,329.

On October 26, 2010 Edmund Resor, the Company’s Director, loaned the Company $6,500.

Additionally, on November 12, 2010 the Company received an unsecured loan of $5,000 from an investor.

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

Splinternet Communications, Inc. was incorporated in the State of Connecticut on January 12, 2000. Since inception, we have been a developer of products, services, and marketing strategies centered around opportunities in Internet communications.  From 2000 through 2007 our approach was to develop products and services that would capitalize on the shift in telecommunications technologies from traditional telephony to Internet telephony. During this period the Company experienced disappointing revenue growth in this market. Because of this, during 2007 we shifted our focus into the development of a new radiation detection device which launched us into the radiation detection market. In 2008 our research and development was focused on developing an Internet Protocol (IP) based management, monitoring and messaging system which interfaced with our radiation detection devices and other third-party sensors. In 2009 we successfully completed several pilot programs, which utilized our management, monitoring and messaging system and sensors.

Vidiation, Inc. was a security sales and marketing company incorporated in the State of Delaware on December 10, 2007, which acquired certain assets from Vidiation LLC.  Vidiation LLC was a radiation detection technology development company, which had extensive sales and marketing experience in the surveillance and security market space and was actively engaged in that space.  The progress Vidiation, Inc. had been making in that business was desired by the Company and precipitated the above-referenced transaction.

The Company does not conduct any business or own any assets other than all of the issued and outstanding shares of Splinternet Communications, Inc. and Vidiation, Inc.

References herein to “we”, “us” or “our” refer to the Company and its wholly owned subsidiaries, unless explicitly stated to the contrary.

Recent Events

On October 26, 2010 James C. Ackerly, the Company’s Chief Executive Officer, loaned the Company $10,329.

On October 26, 2010 Edmund Resor, the Company board member, loaned the Company $6,500.

Additionally, on November 12, 2010 the Company received an unsecured loan of $5,000 from an investor.

Results of Operations

SERVICE REVENUE

Service revenue for the three months ended September 30, 2010 were $52,719, which is a decrease from $294,285 for the same period in 2009. Service revenue for the nine months ended September 30, 2010 were $233,945, which is a decrease from $681,684 for the same period in 2009. The decreases are due to the decline in the Company’s long distance termination usage by its customer.

COST OF REVENUE

The Company continues to purchase long distance minutes at wholesale prices from phone companies and then resells them at a markup to its customer. For the three months ended September 30, 2010, the costs of the wholesale minutes were $44,916, which is a decrease from $331,995 for the same period in 2009. For the nine months ended September 30, 2010, the costs of wholesale minutes were $214,228, which is a decrease from $656,796 for the same period in 2009. The decreases are due to the decline in usage for this service by the Company’s customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 30, 2010, selling, general and administrative costs were $522,676, which is an increase from $187,445 in the comparable period in 2009.  The increase is due to (1) higher consulting expenses due to marketing of the Company’s new product DefenCall and (2) the Company expanding the use of stock based compensation to employees and consultants during the second quarter 2010 as compared to the same period in 2009. For the nine months ended September 30, 2010 selling, general and administrative costs were $2,593,082, which is an increase from $747,834 for the same period in 2009. The increase is primarily due to the Company expanding the use of stock based compensation to employees and consultants. Stock based compensation increased to $346,317 in the three months ended September 30, 2010 from $61,722 for the comparable periods in 2009. For the nine months ended September 30, 2010 stock based compensation was $2,149,866, which is an increase from $342,633 during the comparable period in 2010.

RESEARCH AND DEVELOPMENT

Research and development decreased to $20,826 and $67,528 in the three and nine months ended September 30, 2010 from $33,233 and $124,336 for the comparable periods in 2009. The decrease is the result of the completion of the Company’s radiation detection sensors. The Company continues development of its IP based management, monitoring and messaging system software, which is also utilitized by the Company’s new smart phone application

INTEREST INCOME

Interest earned in the three and nine months ended September 30, 2010 was $1,070 and $3,679 compared to $1,350 and $4,053 for the comparable period in 2009. The slight decrease is primarily due to a lower average balance invested in 2010 due to the Company using cash to fund operations.

INTEREST EXPENSE

Interest expense in the three and nine months ended September 30, 2010 was $17,506 and $54,164 compared to $16,269 and $31,836 for the comparable period in 2009. The increase is due to the accrual of higher interest expense, which is the result of the additional loans made by the Chief Executive Officer to the Company during 2009.

NET LOSS

We incurred a net loss of $552,135 and $2,691,378, during the three and nine months ended September 30, 2010 compared to a net loss of $273,035 and $875,065 during the same period in the prior year for an overall increase in net loss of $279,100 and $1,816,313 for the respective periods. The increase in the net loss was primarily the result of the Company’s increase in non-cash stock compensation expenses.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2010, we had approximately $3,000 in cash and current liabilities of approximately $1,430,000; hence, we require additional funding in order to be adequately funded for the foreseeable future. The Company has primarily supplied its cash needs through loans from Mr. Ackerly (the Company’s Chief Executive Officer) and stock offerings. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.

The Company has a history of substantial operating losses and an accumulated deficit of $10,611,138 as of September 30, 2010. The Company has historically experienced cash flow difficulties primarily because expenses have exceeded revenues. The Company expects to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about ability to continue as a going concern.

Net cash used by operating activities for the nine months ended September 30, 2010 was $309,091, which was primarily the result of the net loss of $2,691,378.  No net cash was used in investing activities for the nine months ended September 30, 2010 and for the same period in the prior year.  This is due to the Company eliminating the purchase of property and equipment to conserve cash.   For the nine months ended September 30, 2010, net cash provided by financing activities was $287,750 compared to $569,615 for the nine months ended September 30, 2009. The change is due to the Chief Executive Officer of the Company making fewer loans to the Company during the nine months ended September 30, 2010 as compared to the same period in 2009.  If the Company is unable to generate sufficient revenue from operations to pay expenses or is unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected which may force us to cease operations.

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

We recognize revenue when products have been shipped or services have been performed. The Company does not offer prepays for termination services. For the Company’s radiation detection products which require an acceptance period during which the customer may cancel their contract or purchase order without penalty, the Company defers the revenue recognition until the end of that acceptance period. The Company offers a one-year warranty on its radiation detection products and provides for estimated future warranty costs at the time revenue is recognized. As of this filing date, no warranty obligation has been recorded.

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

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2010, that our disclosure controls and procedures were not effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC due to the material weakness noted below.

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

In connection with the appointment of Ambassador L. Paul Bremer, III to serve as a member of the Company’s Board of Directors, effective October 10, 2008, the Board has agreed to issue to Ambassador Bremer, or his designee, 1,000,000 shares of our common stock which will vest quarterly over two years with acceleration of vesting when authorized by the Board of Directors in acknowledgement of extraordinary circumstances or success.  As a result, unless accelerated, 125,000 shares will be issued to Ambassador Bremer quarterly and the Company will record non-cash compensation expense for the fair value of shares issued.  Through September 30, 2010, a total of 1,000,000 shares have been issued.  Of such amount, 375,000 were issued in the nine months ended September 30, 2010.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2010, the Company issued 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2010 the Company issued an aggregate of 7,100,000 shares of common stock to two consultants for services rendered and 315,000 shares of common stock to an employee as payment for accrued compensation as of December 31, 2009.  The issuance of these shares of common stock are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In addition, during the nine months ended September 30, 2010, the Company sold 2,625,000 shares of its common stock at $0.05 per share to accredited investors for total proceeds of $225,000 in a private placement offering. In connection therewith, the investor was also issued a total of 2,250,000 two-year warrants exercisable for share of common stock at $0.10 per share.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Effective June 15, 2010, the Board of Directors of the Company elected Jeffrey W. Knapp President and Chief Operating Officer of the Company.  Concurrent with this appointment, Mr. Knapp has been granted an option to purchase 3,000,000 shares of the Company’s Common Stock under our Stock Incentive Plan.  Through September 30, 2010, a total of 500,000 options have vested.  In addition, Mr. Knapp will be entitled to receive certain cash and equity based compensation upon the Company achieving funding and business successes in the future as determined by the board.

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

DEFENTECT GROUP, INC.
(Registrant)

Dated: November 22, 2010	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2010	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)