Form 10-Q/A
period 2010-09-30
DEFENTECT GROUP, INC.
filed 2010-12-07
CIK 1364561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
[Amendment No. 1]

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
Yes ☐     No  ☒

As of December 6, 2010, there were 78,775,040 outstanding shares of Common Stock, $.001 par value.

EXPLANATORY NOTE

Defentect Group, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Original Report”) to include unaudited interim financial statements which meet the requirements of Rule 8-03 of Regulation S-X which replace the previously filed unaudited interim financial statements contained in the Original Report which were not compliant.  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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
(UNAUDITED)

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

DEFENTECT GROUP, INC.
(Registrant)

Dated: December 7, 2010	By:	/s/ James C. Ackerly
James C. Ackerly, Chief Executive Officer
(Principal Executive Officer)

Dated: December 7, 2010	By:	/s/ John T. Grippo
John T. Grippo, Chief Financial Officer
(Principal Financial Officer)